Form 10-Q
period 1996-03-31
SITHE INDEPENDENCE FUNDING CORP; SITHE INDEPENDENCE POWER PARTNERS LP
filed 1996-05-15
CIK 899281, 899322

             SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549

                          FORM 10-Q

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 1996     Commission File Number  33-59960

           SITHE/INDEPENDENCE FUNDING CORPORATION
   (Exact name of registrant as specified in its charter)

           DELAWARE                               13-3677475
(State  or other jurisdiction of   (I.R.S. Employer Identification Number)
incorporation or organization)

450 LEXINGTON AVENUE, NEW YORK, NY                  10017
(Address of principal executive offices)         (Zip code)

                       (212)-450-9000
    (Registrant's telephone number, including area code)


           SITHE/INDEPENDENCE POWER PARTNERS, L.P.
   (Exact name of registrant as specified in its charter)

           DELAWARE                                33-0468704
(State  or other jurisdiction of     (I.R.S. Employer Identification Number)
incorporation or organization)

450 LEXINGTON AVENUE, NEW YORK, NY                        10017
(Address of principal executive offices)                (Zip code)

                              (212)-450-9000
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                        [ X ]  Yes  [   ]  No

           SITHE/INDEPENDENCE POWER PARTNERS, L.P.
           SITHE/INDEPENDENCE FUNDING CORPORATION

                                                           PAGE NO.
PART I   FINANCIAL INFORMATION                             --------

SITHE/INDEPENDENCE POWER PARTNERS, L.P.
(a Delaware Limited Partnership)

Financial Statements:
  Consolidated Balance Sheets at March 31, 1996 and
     December 31, 1995 (Unaudited)                                3
  Consolidated Statements of Operations for the Three Months
     Ended March 31, 1996 and 1995 (Unaudited)                    4
  Consolidated Statement of Partners' Capital for the Three
     Months Ended March 31, 1996 (Unaudited)                      5
  Consolidated Statements of Cash Flows for the Three Months
     Ended March 31, 1996 and 1995 (Unaudited)                    6
  Notes to Consolidated Financial Statements  (Unaudited)         7

Management's Discussion and Analysis of Financial Condition
 and Results of Operations                                        8

PART II   OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                         10

Signatures                                                       11

          SITHE/INDEPENDENCE POWER PARTNERS, L.P.
             (A DELAWARE LIMITED PARTNERSHIP)

          CONSOLIDATED BALANCE SHEETS (Unaudited)
                    (IN THOUSANDS)

                                                    March 31,           December 31,
                                                      1996                 1995
                                                   ---------           ------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                        $    186             $    942
   Restricted funds                                   47,245               56,036
   Accounts receivable - trade                        49,178               35,321
   Fuel inventory and other current assets             5,997                2,862
                                                   ---------           ------------
        TOTAL CURRENT ASSETS                         102,606               95,161

PROPERTY, PLANT AND EQUIPMENT, AT COST:
   Land                                                5,875                5,875
   Electric and steam generating facilities          752,655              750,769
                                                   ---------           ------------
                                                     758,530              756,644
   Accumulated depreciation                          (23,623)             (18,928)
                                                   ---------           ------------
                                                     734,907              737,716

DEBT ISSUANCE COSTS                                   11,077               11,350
OTHER ASSETS                                           1,314                1,661
                                                   ---------           ------------
   TOTAL ASSETS                                     $849,904             $845,888
                                                   ---------           ------------
                                                   ---------           ------------

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Trade payables                                   $ 29,905             $ 20,190
   Accrued interest                                   15,395               30,910
   Current portion of long-term debt                   3,929               11,382
   Accrued construction costs and retentions           2,381               16,587
                                                   ---------           ------------
      TOTAL CURRENT LIABILITIES                       51,610               79,069

LONG-TERM DEBT:
   7.90% secured notes due 2002                      138,955              138,957
   8.50% secured bonds due 2007                      150,839              150,839
   9.00% secured bonds due 2013                      408,609              408,609
                                                   ---------           ------------
                                                     698,403              698,405

OTHER LIABILITIES                                      7,332                5,680

COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL                                     92,559               62,734
                                                   ---------           ------------
TOTAL LIABILITIES AND PARTNERS' CAPITAL             $849,904             $845,888
                                                   ---------           ------------
                                                   ---------           ------------

        SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

             SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                (A DELAWARE LIMITED PARTNERSHIP)

          CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                          (IN THOUSANDS)


                                                  THREE MONTHS
                                                 ENDED MARCH 31,
                                             -------------------------
                                               1996             1995
                                             --------         --------
REVENUE                                      $113,410         $ 86,986
                                             --------         --------
COST OF SALES
  Fuel                                         53,227           47,900
  Operations and maintenance                   10,333            9,210
  Depreciation                                  4,695            4,705
                                             --------         --------
                                               68,255           61,815
                                             --------         --------
OPERATING INCOME                               45,155           25,171

NON-OPERATING INCOME (EXPENSES):
  Interest expense                            (15,802)         (16,080)
  Other income, net                               464              186
                                             --------         --------
NET INCOME                                   $ 29,817         $  9,277
                                             --------         --------
                                             --------         --------




        SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                 (A DELAWARE LIMITED PARTNERSHIP)

        CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (UNAUDITED)
                          (IN THOUSANDS)

                                                     UNREALIZED
                                                      LOSS ON      TOTAL
                               GENERAL    LIMITED    MARKETABLE  PARTNERS'
                               PARTNER    PARTNERS   SECURITIES  CAPITAL
                               -------    -------    ----------  -------
BALANCE, JANUARY 1, 1996       $ 3,141    $59,601    $    (8)    $62,734

Net income                       2,982     26,835          -      29,817

Change in unrealized loss
on marketable securities             -          -          8           8
                               -------    -------    -------     -------
BALANCE, MARCH 31, 1996        $ 6,123    $86,436    $    -      $92,559
                               -------    -------    -------     -------
                               -------    -------    -------     -------


        SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

           SITHE/INDEPENDENCE POWER PARTNERS, L.P.
             (A DELAWARE LIMITED PARTNERSHIP)

        CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                     (IN THOUSANDS)


                                                          THREE MONTHS
                                                         ENDED MARCH 31,
                                                       --------------------
                                                         1996       1995
                                                       --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                           $ 29,817    $  9,277
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation                                          4,695       4,705
    Amortization of deferred financing costs                273         288
    Changes in operating assets and liabilities:
      Accounts receivable - trade                       (13,857)    (22,972)
      Fuel inventory and other current assets            (3,135)     (2,386)
      Other assets                                          347           -
      Trade payables and other current liabi1ities        9,715      17,186
      Accrued interest payable                          (15,515)     15,516
      Other liabilities                                   1,652       1,465
                                                       --------    --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                13,992      23,079
                                                       --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Construction costs                                    (16,092)    (23,380)
  Restricted funds                                        8,799         393
  Investment of funds designated for construction             -     (40,090)
                                                       --------    --------
NET CASH USED IN INVESTING ACTIVITIES                    (7,293)    (63,077)
                                                       --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments of long-term debt                   (7,455)          -
  Capital contribution                                        -      40,000
                                                       --------    --------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES      (7,455)     40,000
                                                       --------    --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       (756)          2

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            942           4
                                                       --------    --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $    186    $      6
                                                       --------    --------
                                                       --------    --------
SUPPLEMENT CASH FLOW INFORMATION
  Cash payments:
    Interest (net of amounts capitalized)              $ 30,736    $      -



        SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

           SITHE/INDEPENDENCE POWER PARTNERS, L.P.
              (A DELAWARE LIMITED PARTNERSHIP)

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.   THE PARTNERSHIP

        Sithe/Independence   Power   Partners,   L.P.   (the "Partnership"),
in which Sithe Energies, Inc. and certain of its direct and indirect wholly owned subsidiaries (the "Partners") hold all the partnership
interests,  is   a Delaware  limited  partnership that was formed  in
November 1990 for a term of 50 years to develop, construct and own a gas-fired cogeneration facility with a design capacity of approximately 1,000 megawatts (the "Project") located in the Town of Scriba, County of
Oswego, New York.  The Partnership commenced   commercial  operation  for
financial reporting purposes on December 29, 1994. The majority of the capacity and electric energy generated by the Project is sold to Consolidated Edison Company of New York, Inc. ("Con Edison") and Alcan
Aluminum Corporation with the remainder  of  the electric   energy  being
sold  to  Niagara   Mohawk   Power Corporation ("Niagara Mohawk").

2.   BASIS OF PRESENTATION

      The  accompanying consolidated balance sheets at March 31,   1996  and
December 31, 1995 and the consolidated statements of operations and cash flows for the three months ended March 31, 1996 and 1995 should be read in conjunction with the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 1995 for the Partnership and its wholly-owned subsidiary, Sithe/Independence Funding Corporation.

      The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year. The unaudited financial information at March 31, 1996 and for the three months ended March 31, 1996 and 1995 contains all adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the operating results for such periods.

           SITHE/INDEPENDENCE POWER PARTNERS, L.P.
              (A DELAWARE LIMITED PARTNERSHIP)

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

      Revenue, cost of sales and operating income for the first quarter of 1996 increased by $26.4 million (30%), $6.4 million (10%), and $20.0 million (79%), respectively, over the corresponding quarter of last year, with the increases reflecting higher avoided cost based tariff prices on energy deliveries to Con Edison and Niagara Mohawk, higher plant availability
and  incremental  revenue  from  selling   gas instead  of  generating
electricity at certain times  during the first quarter of 1996.

       Interest expense for the first quarter of 1996 decreased by $.3 million (2%) from the corresponding quarter of last year as a result of lower outstanding amounts of long term debt. Other income, net for the first quarter of 1996 consisted of interest income. Other income, net for the first quarter of 1995 consisted of $.4 million of interest income and $.2 million of realized losses on short-term investments designated for construction.

LIQUIDITY AND CAPITAL RESOURCES

      The Partners have obtained a credit facility under which one or more letters of credit may be issued in connection with their
obligations  pursuant  to   certain Project  contracts, and, as of March 31,
1996,  letters  of credit   aggregating  $17.0  million  were  outstanding
in connection with such obligations.

      The  Partnership  secured the Project's  debt  service obligations with a letter of credit in the amount of $50 million and entered into a secured working capital facility for a maximum available amount of $20 million through January 1997, which may be extended by the parties thereto for additional one-year periods. Amounts outstanding under the working capital facility will accrue interest at the prime commercial lending rate of the reference bank in effect from time to time. To secure the Partnership's obligation to pay interest, principal and other amounts payable in respect of the working capital facility, the working capital provider has been assigned a security interest and lien on all of the collateral in which the holders of the Partnership's long-term debt issued to finance the development and construction of the Project have been assigned a security interest and lien.

     The Partnership presently believes that funds available from cash on hand, operations, the working capital facility and the debt service letter of credit will be more than sufficient to liquidate Partnership obligations as they come due and to pay 1996 Project debt service. The Partnership is required to fund reserves for debt service and major overhauls from available cash flow after debt service as follows: $32.3 million in 1996, $16.4 million in 1997 and approximately $6 million annually thereafter.

      Changes in the avoided-cost-based energy component of billings by the Partnership to Con Edison will impact the Partnership's profitability, particularly during the first five years of operation when the price for gas associated with energy deliveries to Con Edison is fixed.

                PART II -- OTHER INFORMATION



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

   (a)    Exhibits:

         Exhibit No.               Description of Exhibit
         ----------                ----------------------

          27 ----   Article 5 Financial Data   Schedule   of
                    Sithe/Independence Power  Partners,  L.P.
                    for  the  quarter ended March 31, 1996.

   (b)    Reports on Form 8-K:
          No report on Form 8-K was filed during the quarter covered by this report.

                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Sithe/Independence  Funding Corporation
                                 (REGISTRANT)

May 14, 1996                     /s/ Richard J. Cronin III
                                 ---------------------------------------
                                 RICHARD J. CRONIN III
                                 CHIEF FINANCIAL OFFICER AND
                                  VICE PRESIDENT
                                 (PRINCIPAL FINANCIAL AND
                                  ACCOUNTING OFFICER)



Pursuant to the requirements of the Securities Exchange Act of 1934, the co-registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Sithe/Independence Power Partners, L.P.
                                  (REGISTRANT)

                               By: Sithe/Independence, Inc.
                                   GENERAL PARTNER

May 14, 1996                       /s/  Richard   J. Cronin III
                                   --------------------------------------
                                   RICHARD J. CRONIN III
                                    CHIEF  FINANCIAL OFFICER AND
                                      VICE PRESIDENT
                                    (PRINCIPAL FINANCIAL AND
                                      ACCOUNTING OFFICER)