Form 10-Q
period 1996-06-30
SITHE INDEPENDENCE FUNDING CORP; SITHE INDEPENDENCE POWER PARTNERS LP
filed 1996-08-14
CIK 899281, 899322

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 1996             Commission File Number  33-59960

                     SITHE/INDEPENDENCE FUNDING CORPORATION
             (Exact name of registrant as specified in its charter)

           Delaware                                    13-3677475
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

   450 Lexington Avenue, New York, NY                     10017
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

                                                                        Page No.
                                                                        --------
Part I   Financial Information

SITHE/INDEPENDENCE POWER PARTNERS, L.P.
(a Delaware Limited Partnership)

Financial Statements:
     Consolidated Balance Sheets at June 30, 1996 and
      December 31, 1995 (Unaudited).......................................  3
     Consolidated Statements of Operations for the
      Three Months and Six Months Ended June 30, 1996
       and 1995 (Unaudited)...............................................  4
     Consolidated Statement of Partners' Capital for the Six
        Months Ended June 30, 1996 (Unaudited)............................  5
     Consolidated Statements of Cash Flows for the Six Months
        Ended June 30, 1996 and 1995 (Unaudited)..........................  6
     Notes to Consolidated Financial Statements (Unaudited)...............  7

Management's Discussion and Analysis of Financial Condition
    and Results of Operations............................................   8

Part II   Other Information

Item 6.         Exhibits and Reports on Form 8-K.........................  10

Signatures      .........................................................  11

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (a Delaware Limited Partnership)

                     CONSOLIDATED BALANCE SHEETS (Unaudited)
                                 (In thousands)

                                                             June 30,               December 31,
                                                               1996                     1995
                                                          --------------            ------------
ASSETS

Current assets:
   Cash and cash equivalents                              $       1,616             $       942
   Restricted funds                                              94,237                  56,036
   Accounts receivable - trade                                   32,374                  35,321
   Fuel inventory and other current assets                        2,131                   2,862
                                                          --------------            ------------
        Total current assets                                    130,358                  95,161

Property, plant and equipment, at cost:
   Land                                                           5,875                   5,875
   Electric and steam generating facilities                     752,677                 750,769
                                                          --------------            ------------
                                                                758,552                 756,644
   Accumulated depreciation                                     (28,317)                (18,928)
                                                          --------------            ------------
                                                                730,235                 737,716


Debt issuance costs                                              10,807                  11,350
Other assets                                                        967                   1,661
                                                          --------------            ------------

   Total assets                                           $     872,367             $   845,888
                                                          ==============            ============


LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Trade payables                                         $      21,228             $    20,190
   Accrued interest                                              30,460                  30,910
   Current portion of long-term debt                              9,030                  11,382
   Accrued construction costs and retentions                      9,185                  16,587
                                                          --------------            ------------
      Total current liabilities                                  69,903                  79,069

Long-term debt:
   7.90% secured notes due 2002                                 133,854                 138,957
   8.50% secured bonds due 2007                                 150,839                 150,839
   9.00% secured bonds due 2013                                 408,609                 408,609
                                                          --------------            ------------
                                                                693,302                 698,405

Other liabilities                                                 8,984                   5,680

Commitments and contingencies

Partners' capital                                               100,178                  62,734
                                                          --------------            ------------

Total liabilities and partners' capital                   $     872,367             $   845,888
                                                          ==============            ============


                 See notes to consolidated financial statements.

                    SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (a Delaware Limited Partnership)

                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                                 (In thousands)


                                                    Three Months                              Six Months
                                                   Ended June 30,                            Ended June 30,
                                         -------------------------------           -------------------------------
                                             1996               1995                   1996               1995
                                         ------------       ------------           ------------       ------------


Revenue                                  $    82,172        $    82,569            $   195,582        $   169,555
                                         ------------       ------------           ------------       ------------

Cost of sales:
   Fuel                                       44,953             46,876                 98,180             94,776
   Operations and maintenance                  9,985             10,315                 20,318             19,525
   Depreciation                                4,694              4,705                  9,389              9,410
                                         ------------       ------------           ------------       ------------
                                              59,632             61,896                127,887            123,711
                                         ------------       ------------           ------------       ------------

Operating income                              22,540             20,673                 67,695             45,844

Non-operating income (expenses):
   Interest expense                          (15,887)           (16,180)               (31,689)           (32,260)
   Other income, net                             966              3,225                  1,430              3,411
                                         ------------       ------------           ------------       ------------

Net income                               $     7,619        $     7,718            $    37,436        $    16,995
                                         ============       ============           ============       ============

                 See notes to consolidated financial statements.

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (a Delaware Limited Partnership)

             CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (Unaudited)
                                 (In thousands)


                                                                        Unrealized
                                                                         Loss on              Total
                                  General             Limited           Marketable          Partners'
                                  Partner             Partners          Securities           Capital
                                ------------         -----------       -----------          ----------

Balance, January 1, 1996        $   3,141          $     59,601        $        (8)         $  62,734

Net income                          3,744                33,692                 --             37,436

Change in unrealized loss
on marketable securities               --                    --                  8                  8
                                ---------          ------------        -----------          ---------

Balance, June 30, 1996          $   6,885          $     93,293        $        --          $ 100,178
                                =========          ============        ===========          =========



                 See notes to consolidated financial statements.

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (a Delaware Limited Partnership)

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In thousands)

                                                                           Six Months
                                                                        Ended June 30,
                                                                     --------------------
                                                                       1996        1995
                                                                     --------    --------
Cash flows from operating activities:
   Net income                                                        $ 37,436    $ 16,995
   Adjustments to reconcile net income to net cash
        provided by operating activities:
              Depreciation                                              9,389       9,410
              Amortization of deferred financing costs                    543         536
              Changes in operating assets and liabilities:
                    Accounts receivable - trade                         2,947     (19,202)
                    Fuel inventory and other current assets               731      (2,291)
                    Other assets                                          694          --
                    Trade payables                                      1,038      16,468
                    Accrued interest payable                             (450)         --
                    Other liabilities                                   3,304       2,870
                                                                     --------    --------

Net cash provided by operating activities                              55,632      24,786
                                                                     --------    --------

Cash flows from investing activities:
   Construction costs                                                  (9,310)    (26,297)
   Restricted funds                                                   (38,193)        393
   Investment of funds designated for construction                         --     (31,283)
                                                                     --------    --------

Net cash used in investing activities                                 (47,503)    (57,187)
                                                                     --------    --------

Cash flows from financing activities:
   Principal payments of long-term debt                                (7,455)     (7,454)
   Capital contribution                                                    --      40,000
                                                                     --------    --------

Net cash provided by (used in) financing activities                    (7,455)     32,546
                                                                     --------    --------

Net increase in cash and cash equivalents                                 674         145

Cash and cash equivalents at beginning of period                          942           4
                                                                     --------    --------

Cash and cash equivalents at end of period                           $  1,616    $    149
                                                                     ========    ========

Supplement cash flow information
   Cash payments:
      Interest (net of amounts capitalized)                          $ 30,736    $ 31,031


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

2.   Basis of Presentation

     The accompanying consolidated balance sheets at June 30, 1996 and December 31, 1995 and the consolidated statements of operations for the three and six months ended June 30, 1996 and 1995 and cash flows for the six months ended June 30, 1996 and 1995 should be read in conjunction with the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 1995 for the Partnership and its wholly-owned subsidiary, Sithe/Independence Funding Corporation.

     The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year. The unaudited financial information at June 30, 1996 and for the three and six months ended June 30, 1996 and 1995 contains all adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the operating results for such periods.

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (a Delaware Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

     Revenue and cost of sales for the second quarter of 1996 decreased by $.4 million (.5%) and $2.3 million (4%), respectively, over the corresponding quarter of last year. Revenue decreased slightly as the impacts of a longer Spring maintenance outage than in 1995 and a first quarter 1996 tariff adjustment payment to Niagara Mohawk were largely offset by higher avoided cost based tariff prices on energy deliveries to Con Edison and a 1995 tariff adjustment payment from Con Edison. The decrease in cost of sales primarily reflected lower fuel costs as a result of the extended maintenance outage and a rebate of first quarter fuel costs resulting from the downward adjustment to Niagara Mohawk's first quarter 1996 tariffs. As a result of these factors, operating income for the second quarter increased by $1.9 million (9%) over the corresponding quarter of last year.

     Revenue, cost of sales and operating income for the first six months of 1996 increased by $26.0 million (15%), $4.2 million (3%), and $21.9 million (48%), respectively, over the corresponding period of last year, with the increases reflecting higher avoided cost based tariff prices on energy deliveries to Con Edison, a 1995 tariff adjustment payment from Con Edison, overall higher plant availability and incremental revenue from selling gas instead of generating electricity at certain times during the first quarter of 1996.

     Interest expense for the second quarter of 1996 decreased by $.3 million (2%) from the corresponding quarter of last year as a result of lower outstanding amounts of long-term debt. Other income, net, for the second quarter of 1996 consisted of interest income. Other income, net, for the second quarter of 1995 consisted of $1.1 million of interest income and $2.1 million of income from a natural gas arbitrage transaction.

     Interest expense for the first six months of 1996 decreased by $.6 million (2%) from the corresponding period of last year as a result of lower outstanding amounts of long-term debt. Other income, net, for the first six months of 1996 consisted of interest income. Other income, net, for the first six months of 1995 consisted of $1.5 million of interest income, $2.1 million of income from a natural gas arbitrage transaction and $.2 million of realized losses on short-term investments designated for construction.


Liquidity and Capital Resources

     The Partners have obtained a credit facility under which one or more letters of credit may be issued in connection with their obligations pursuant to certain Project contracts, and, as of June 30, 1996, letters of credit aggregating $17.0 million were outstanding in connection with such obligations.

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

                          PART II -- OTHER INFORMATION



Item 6.      Exhibits and Reports on Form 8-K

      (a)    Exhibits:

                Exhibit No.                 Description of Exhibit
                -----------                 ----------------------

                  27 ---- Article 5 Financial Data Schedule of Sithe/Independence Power Partners, L.P. for the quarter ended June 30, 1996.

      (b)    Reports on Form 8-K:

               No report on Form 8-K was filed during the quarter covered by this report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Sithe/Independence Funding Corporation
                                         --------------------------------------
                                         (Registrant)

August 14, 1996                          /s/ Richard J. Cronin III
                                         -------------------------
                                         Richard J. Cronin III
                                         Chief Financial Officer and
                                            Vice President
                                         (Principal Financial and
                                            Accounting Officer)



Pursuant to the requirements of the Securities Exchange Act of 1934, the co-registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Sithe/Independence Power Partners, L.P.
                                         ---------------------------------------
                                         (Registrant)

                                         By:    Sithe/Independence, Inc.
                                                -------------------------
                                                General Partner

August 14, 1996                                 /s/ Richard J. Cronin III
                                                -------------------------
                                                Richard J. Cronin III
                                                Chief Financial Officer and
                                                   Vice President
                                                (Principal Financial and
                                                   Accounting Officer)