Form 10-Q
period 1996-09-30
SITHE INDEPENDENCE FUNDING CORP; SITHE INDEPENDENCE POWER PARTNERS LP
filed 1996-11-14
CIK 899281, 899322

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 1996        Commission File Number  33-59960

                     SITHE/INDEPENDENCE FUNDING CORPORATION
             (Exact name of registrant as specified in its charter)

             Delaware                                     13-3677475
   (State or other jurisdiction of               (I.R.S. Employer Identification
  incorporation or organization)                   Number)

   450 Lexington Avenue, New York, NY                              10017
(Address of principal executive offices)                        (Zip code)

                                 (212)-450-9000
              (Registrant's telephone number, including area code)


                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)

           Delaware                                            33-0468704
(State or other jurisdiction of                  (I.R.S. Employer Identification
incorporation or organization)                    Number)

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

Financial Statements:
  Consolidated Balance Sheets at September 30, 1996 and
     December 31, 1995 (Unaudited)........................................ 3
  Consolidated Statements of Operations for the Three Months and
     Nine Months Ended September 30, 1996 and 1995 (Unaudited)............ 4
  Consolidated Statement of Partners' Capital for the Nine
     Months Ended September 30, 1996 (Unaudited).......................... 5
  Consolidated Statements of Cash Flows for the Nine Months
     Ended September 30, 1996 and 1995 (Unaudited)........................ 6
  Notes to Consolidated Financial Statements  (Unaudited)................. 7

Management's Discussion and Analysis of Financial Condition
    and Results of Operations............................................. 8

Part II   Other Information

Item 6.   Exhibits and Reports on Form 8-K..............................  10

Signatures      ........................................................  11

                    SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (a Delaware Limited Partnership)

                     CONSOLIDATED BALANCE SHEETS (Unaudited)
                                 (In thousands)


                                                  September 30,    December 31,
                                                      1996             1995
                                                 -------------     -------------
ASSETS

Current assets:
   Cash and cash equivalents                      $      121       $       942
   Restricted funds                                   96,334            56,036
   Accounts receivable - trade                        32,902            35,321
   Fuel inventory and other current assets             2,466             2,862
                                                  ----------       -----------
        Total current assets                         131,823            95,161

Property, plant and equipment, at cost:
   Land                                                5,875             5,875
   Electric and steam generating facilities          752,906           750,769
                                                  ----------       -----------
                                                     758,781           756,644
   Accumulated depreciation                          (33,012)          (18,928)
                                                  ----------       -----------
                                                     725,769           737,716


Debt issuance costs                                   10,536            11,350
Other assets                                             620             1,661
                                                  ----------       -----------

   Total assets                                   $  868,748       $   845,888
                                                  ==========       ===========


LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Trade payables                                 $   22,260       $    20,190
   Accrued interest                                   15,201            30,910
   Current portion of long-term debt                   7,066            11,382
   Accrued construction costs and retentions           9,249            16,587
                                                  ----------       -----------
      Total current liabilities                       53,776            79,069

Long-term debt:
   7.90% secured notes due 2002                      133,854           138,957
   8.50% secured bonds due 2007                      150,839           150,839
   9.00% secured bonds due 2013                      408,609           408,609
                                                  ----------       -----------
                                                     693,302           698,405

Other liabilities                                     10,249             5,680

Commitments and contingencies

Partners' capital                                    111,421            62,734
                                                  ----------       -----------

Total liabilities and partners' capital           $  868,748       $   845,888
                                                  ==========       ===========


                See notes to consolidated financial statements.

                    SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (a Delaware Limited Partnership)

                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                                 (In thousands)



                                                        Three Months                              Nine Months
                                                     Ended September 30,                       Ended September 30,
                                              -------------------------------           -------------------------------
                                                  1996               1995                   1996               1995
                                              ------------       ------------           ------------       ------------
Revenue                                        $   91,212        $    82,904            $   286,794        $   252,459
                                              ------------       ------------           ------------       ------------

Cost of sales:
   Fuel                                            50,567             48,084                148,747            142,860
   Operations and maintenance                       9,651              9,691                 29,969             29,216
   Depreciation                                     4,695              4,705                 14,084             14,115
                                              ------------       ------------           ------------       ------------
                                                   64,913             62,480                192,800            186,191
                                              ------------       ------------           ------------       ------------

Operating income                                   26,299             20,424                 93,994             66,268

Non-operating income (expenses):
   Interest expense                               (15,799)           (16,002)               (47,488)           (48,262)
   Other income, net                                  743                398                  2,173              3,809
                                              ------------       ------------           ------------       ------------

Net income                                    $    11,243        $     4,820            $    48,679        $    21,815
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

                    SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (a Delaware Limited Partnership)

             CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (Unaudited)
                                 (In thousands)


                                                                        Unrealized
                                                                         Loss on                Total
                                  General             Limited           Marketable            Partners'
                                  Partner             Partners          Securities             Capital
                                ------------         -----------       --------------       ---------------
Balance, January 1, 1996        $     702          $     62,040        $        (8)          $     62,734

Net income                            487                48,192                  -                 48,679

Change in unrealized loss
on marketable securities                -                     -                  8                      8
                                ----------         -------------       ------------         --------------

Balance, September 30, 1996     $   1,189          $    110,232        $         -           $    111,421
                                ==========         =============       ============         ==============

                 See notes to consolidated financial statements.

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (a Delaware Limited Partnership)

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In thousands)


                                                             Nine Months
                                                         Ended September 30,
                                                       ---------------------
                                                         1996         1995
                                                       --------     --------
Cash flows from operating activities:
 Net income                                            $ 48,679    $ 21,815
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation                                           14,084      14,115
  Amortization of deferred financing costs                  814         824
  Changes in operating assets and liabilities:
    Accounts receivable - trade                           2,419     (18,579)
    Fuel inventory and other current assets                 396      (2,355)
    Other assets                                          1,041        --
    Trade payables                                        2,070      17,272
    Accrued interest payable                            (15,709)     15,369
    Other liabilities                                     4,569       4,275
                                                       --------    --------

Net cash provided by operating activities                58,363      52,736
                                                       --------    --------

Cash flows from investing activities:
 Construction costs                                      (9,475)    (63,580)
 Restricted funds                                       (40,290)        393
 Investment of funds designated for construction           --       (21,981)
                                                       --------    --------

Net cash used in investing activities                   (49,765)    (85,168)
                                                       --------    --------

Cash flows from financing activities:
 Principal payments of long-term debt                    (9,419)     (7,454)
 Capital contribution                                      --        40,000
                                                       --------    --------

Net cash provided by (used in) financing activities      (9,419)     32,546
                                                       --------    --------

Net increase (decrease) in cash and cash equivalents       (821)        114

Cash and cash equivalents at beginning of period            942           4
                                                       --------    --------

Cash and cash equivalents at end of period             $    121         118
                                                       ========    ========

Supplement cash flow information
    Cash payments:
    Interest (net of amounts capitalized)              $ 61,179      31,031





                See notes to consolidated financial statements.

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

2.   Basis of Presentation

     The accompanying consolidated balance sheets at September 30, 1996 and December 31, 1995 and the consolidated statements of operations for the three and nine months ended September 30, 1996 and 1995 and cash flows for the nine months ended September 30, 1996 and 1995 should be read in conjunction with the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 1995 for the Partnership and its wholly-owned subsidiary, Sithe/Independence Funding Corporation.

     The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year. The unaudited financial information at September 30, 1996 and for the three and nine months ended September 30, 1996 and 1995 contains all adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the operating results for such periods.

3.   Litigation and Claims

     On March 30, 1995, the Partnership filed a petition with the Federal Energy Regulatory Commission ("FERC") alleging Niagara Mohawk has been overcharging for the transmission of electricity in violation of FERC policy by calculating transmission losses on an incremental basis. The Partnership believes that transmission losses should be calculated on an average basis. As of September 30, 1996, the Partnership estimates it was owed approximately $5.0 million for transmission overcharges. The Partnership has been recording its transmission expense at the disputed, higher rate. The Partnership requested that FERC order Niagara Mohawk to recalculate the transmission losses beginning in October 1994, when it began wheeling power from the Project. On September 16, 1996, FERC issued its Order Dismissing Complaint and Directing Provision of Additional Information. On October 16, 1996, the Partnership filed a Request for Rehearing which is pending.

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (a Delaware Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

     Revenue and cost of sales for the third quarter of 1996 increased by $8.3 million (10%) and $2.4 million (4%), respectively, over the corresponding quarter of last year. Revenue increased as a result of higher avoided cost based tariff prices on energy deliveries to Con Edison, overall higher plant availability and incremental revenue from selling gas instead of generating electricity at certain times during the third quarter of 1996. The increase in cost of sales was attributable to higher fuel costs largely reflecting the scheduled increase in the price of gas associated with energy deliveries to Con Edison. As a result of these factors, operating income for the third quarter increased by $5.9 million (29%) over the corresponding quarter of last year.

     Revenue, cost of sales and operating income for the first nine months of 1996 increased by $34.3 million (14%), $6.6 million (4%), and $27.7 million (42%), respectively, over the corresponding period of last year. Revenue increased as a result of higher avoided cost based tariff prices on energy deliveries to Con Edison, a 1995 tariff adjustment payment from Con Edison, overall higher plant availability and incremental revenue from selling gas instead of generating electricity at certain times during the first and third quarters of 1996. The increase in cost of sales was primarily attributable to higher fuel costs reflecting higher quantities and the scheduled increase in the price of gas associated with energy deliveries to Con Edison.

     Interest expense for the third quarter of 1996 decreased by $.2 million (1%) from the corresponding quarter of last year as a result of lower outstanding amounts of long-term debt. Other income, net, for the third quarter of 1996 and 1995 consisted of interest income.

     Interest expense for the first nine months of 1996 decreased by $.8 million (2%) from the corresponding period of last year as a result of lower outstanding amounts of long-term debt. Other income, net, for the first nine months of 1996 consisted of interest income. Other income, net, for the first nine months of 1995 consisted of $1.9 million of interest income, $2.1 million of income from a natural gas arbitrage transaction and $.2 million of realized losses on short-term investments designated for construction.


Liquidity and Capital Resources

     The Partners have obtained a credit facility under which one or more letters of credit may be issued in connection with their obligations pursuant to certain Project contracts, and, as of September 30, 1996, letters of credit aggregating $16.0 million were outstanding in connection with such obligations.

     The Partnership secured the Project's debt service obligations with a letter of credit in the amount of $50 million. To secure the Partnership's obligation to pay any amounts drawn under the debt service letter of credit, the letter of credit provider has been assigned a security interest and lien on all of the collateral in which the holders of the Partnership's long-term debt issued to finance the development and construction of the Project have been assigned a security interest and lien.

     The Partnership presently believes that funds available from cash on hand, restricted funds, operations and the debt service letter of credit will be more than sufficient to liquidate Partnership obligations as they come due and to pay 1996 Project debt service. The Partnership is required to fund reserves for debt service and major overhauls from available cash flow after debt service as follows: $32.3 million in 1996, $16.4 million in 1997 and approximately $6 million annually thereafter.

     Changes in the avoided-cost-based energy component of billings by the Partnership to Con Edison will impact the Partnership's profitability, particularly through December 1999 when the price for gas associated with energy deliveries to Con Edison is fixed.

                          PART II -- OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K

      (a) Exhibits:
           Exhibit No.               Description of Exhibit

          27   ----           Article 5 Financial Data Schedule of Sithe/
                              Independence Power Partners, L.P. for the quarter ended September 30, 1996.

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

                                   Sithe/Independence Funding Corporation
                                   (Registrant)

November 14, 1996                  /s/ Richard J. Cronin III
                                   -----------------------------
                                   Richard J. Cronin III
                                   Chief Financial Officer and
                                   Vice President
                                   (Principal Financial and
                                    Accounting Officer)







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

                                   Sithe/Independence Power Partners, L.P.
                                   (Registrant)

                                    By:      Sithe/Independence, Inc.
                                              General Partner

November 14, 1996                             /s/ Richard J. Cronin III
                                              -------------------------
                                             Richard J. Cronin III
                                             Chief Financial Officer and
                                             Vice President
                                             (Principal Financial and
                                              Accounting Officer)