Form 10-K
period 1996-12-31
SITHE INDEPENDENCE FUNDING CORP; SITHE INDEPENDENCE POWER PARTNERS LP
filed 1997-03-28
CIK 899281, 899322

==============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 1996           Commission File Number 33-59960

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

        Registrant's telephone number, including area code: (212) 450-9000

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

       Registrant's telephone number, including area code: (212) 450-9000

        Securities registered pursuant to Section 12(b) of the Act: None
          Securities registered pursuant to Section 12(g) of the Act:
                          7.90% Secured Notes due 2002
                          8.50% Secured Bonds due 2007
                          9.00% Secured Bonds due 2013

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                      [X] Yes   [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


==============================================================================

                     SITHE/INDEPENDENCE FUNDING CORPORATION
                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1996

                                                                                                      Page
                                                                                                      ----
                                     PART 1
ITEMS 1, 2 AND 3.     Business, Properties and Legal Proceedings                                        3

ITEM 4.               Submission of Matters to a Vote of Security Holders                              12


                                     PART II

ITEM 5.               Market for the Registrant's Common Stock and
                         Related Stockholder Matters (Not applicable)                                  --

ITEM 6.               Selected Financial Data                                                          13

ITEM 7.               Management's Discussion and Analysis of Financial
                         Condition and Results of Operations                                           14

ITEM 8.               Financial Statements and Supplementary Data                                      16

ITEM 9.               Changes in and Disagreements with Accountants on
                         Accounting and Financial Disclosure                                           16


                                    PART III

ITEM 10.              Directors and Executive Officers of the Registrants                              16

ITEM 11.              Executive Compensation                                                           18

ITEM 12.              Security Ownership of Certain Beneficial Owners and
                         Management                                                                    18

ITEM 13.              Certain Relationships and Related Transactions                                   19


                                     PART IV

ITEM 14.              Exhibits, Financial Statement Schedules and Reports on Form 8-K                  19

                      Signatures                                                                       25

                                       2

                                     PART I

ITEMS 1, 2 AND 3. BUSINESS, PROPERTIES AND LEGAL PROCEEDINGS


THE PARTNERSHIP

         Sithe/Independence Power Partners, L.P. (the "Partnership") was formed to develop, construct and own a natural gas-fired cogeneration facility having a design capacity of approximately 1,000 megawatts ("MW") located in the Town of Scriba, County of Oswego, New York (the "Project"). Cogeneration is a power production technology that provides for the sequential generation of two or more useful forms of energy (in the Project's case, electricity and thermal energy) from a single primary fuel source (in the Project's case, natural gas). The Partnership is a Delaware limited partnership formed in November 1990 by Sithe/Independence, Inc. (the "General Partner"), its sole general partner. The overall strategy of the Partnership is to operate the Project as one of the most reliable, economically efficient and environmentally clean fossil-fueled electrical power plants in the United States. The Project began commercial operation for financial reporting purposes on December 29, 1994.

         The General Partner is an indirect wholly-owned subsidiary of Sithe Energies, Inc. ("Sithe Energies"). The limited partners of the Partnership are Sithe Energies and certain of its direct and indirect wholly-owned subsidiaries (the "Limited Partners"). The General Partner and the Limited Partners are referred to herein as the "Partners." Sithe Energies, which was founded in 1984, is an independent power producer engaged in the development, construction, ownership and operation of electric generating facilities throughout the United States and in selected international power markets. At December 31, 1996, Sithe Energies owned or leased, through its subsidiaries, 22 operating power plants, in addition to the Project, in the United States and Canada with an installed capacity of 752 MW. As of December 31, 1996, Sithe Energies' approximately 160 MW Smithfield gas-fired cogeneration project outside Sydney, Australia was under construction with commercial operation anticipated in the second quarter of 1997. Sithe Energies has several projects under development in the United States and is actively pursuing a number of development projects in numerous international power markets including Australia, Thailand, the Philippines, Pakistan and South America and in China through its Asian joint venture with the AIG Asian Infrastructure Fund and the Government of Singapore Investment Corporation.

         Sithe Energies owns, directly or indirectly, 100% of the partnership interests in the Partnership. The following chart sets forth the organizational structure of the Partners in the Partnership and of the other affiliates of Sithe Energies involved with the Partnership.

                             Sithe Energies, Inc.
----------------------------- (Limited Partner)
|                   -------------------------------------------
|                   |                                         |
|                  100%                                      100%
|         Sithe Energies U.S.A., Inc.                 Energy Factors, Inc.
|             (Limited Partner)
|    -----------------------------------             ---------------------
|      |            |             |                            |
|     100%          |            100%                         100%
|  Mitex, Inc.      |    Sithe/Independence, Inc.     Sithe Energies Power
| (Limited Partner) |       (General Partner)            Services, Inc.
|       |           |             |                        (Operator)
|       |           |             |
|       |           |             |
45%    10%         44%            1%
|       |           |             |
----------- The Partnership -------
                   |
                  100%
          Sithe/Independence
          Funding Corporation


         Sithe Energies is privately owned 61.3% by Compagnie Generale des Eaux ("CGE"), 27.6% by Marubeni Corporation ("Marubeni"), and 11.1% by its other two founders. CGE is one of France's leading municipal services companies and the world's largest water distribution company. Marubeni is one of Japan's leading general trading companies.

         Sithe/Independence Funding Corporation ("Sithe Funding"), a Delaware corporation, was established for the sole purpose of issuing the 7.90% Notes due 2002, the 8.50% Bonds due 2007 and the 9.00% Bonds due 2013 (collectively, the "Securities") for its own account and as agent acting on behalf of the Partnership. Sithe Funding loaned the proceeds of the sale of the Securities to the Partnership (the "Loans"), which applied the proceeds of such Loans to the development and construction of the Project. The terms of the Loans are identical to the terms of the Securities. The Loans are the only assets of Sithe Funding.

         The Securities are not guaranteed by or otherwise obligations of Sithe Energies, CGE or Marubeni or any affiliate of Sithe Energies, CGE or Marubeni other than Sithe Funding and the Partnership.


THE PROJECT

         The Project is a natural gas-fired cogeneration facility having a design capacity of approximately 1,000 MW. The Project is located on an approximately 340-acre site adjacent to the Alcan Aluminum Corporation (doing business as Alcan Rolled Products Company ("Alcan")) plant in the Town of Scriba, County of Oswego, New York, approximately two miles northeast of Oswego, New York. The Project consists of four General Electric Model MS7001FA combustion gas turbine generators designed to generate approximately 160 MW each at their design point conditions, four heat recovery steam generators ("HRSG"), two steam turbines designed to generate 208 MW each and air quality control systems to reduce the nitrous oxide and other emissions of the Project.

         The majority of the capacity and electric energy generated by the Project is sold to Consolidated Edison Company of New York, Inc. ("Con Edison") and Alcan with the remainder of the electric energy being sold to Niagara Mohawk Power Corporation ("Niagara Mohawk"). The electric energy sold to Con Edison is transported by Niagara Mohawk through Niagara Mohawk's electric transmission system. Thermal energy generated by the Project is sold to Alcan. Natural gas supplies to fuel the Project are provided by Enron Power Services, Inc. ("Enron Power Services"), an indirect wholly-owned subsidiary of Enron Corp., and are transported to the Project by seven separate pipeline companies. Each of the principal contracts entered into by the Partnership (other than the Construction Contract) has a term of 20 years or longer from the date the Project was placed into commercial operation.

         For the portion of the capacity not already committed, the Project may, from time to time, enter into short- or long-term capacity sales of electricity to Con Edison, Niagara Mohawk or others, subject to certain restrictions set forth in the Trust Indenture dated as of January 1, 1993 entered into by Sithe Funding, the Partnership and IBJ Schroder Bank & Trust Company (the "Indenture").

         The Partnership has designed the Project as a qualifying facility ("QF" or "Qualifying Facility") under the Public Utilities Regulatory Policies Act of 1978 ("PURPA") and the regulations promulgated thereunder. Accordingly, the Project must satisfy certain annual operating and efficiency standards in order to maintain QF status.

         The Project was designed, constructed, equipped and tested pursuant to a fixed-price (approximately $505 million, including change orders) turnkey design and construction agreement (the "Independence Construction Contract") among Raytheon Constructors Inc. and General Electric Company (collectively, the "Independence Contractors") and the Partnership. The Independence Contractors and the Partnership are currently discussing remaining punchlist items and the amount of liquidated damages and performance bonuses which may be payable or receivable, respectively, in final settlement under the Independence Construction Contract.


OPERATIONS AND MAINTENANCE

         The  Project is  operated  by Sithe  Energies  Power  Services,  Inc.
(the  "Operator"),  a  wholly-owned subsidiary  of  Sithe  Energies,   pursuant
to an Operations and Maintenance Agreement. The Operations and Maintenance Agreement terminates on October 31, 2014.

         The Operator has agreed to operate the Project, to provide all operations and maintenance services necessary or advisable in order to efficiently operate and maintain the Project, and to be liable for all expenses relating to operating, maintaining and managing the Project. The Partnership pays the Operator an annual management fee of $525,000, escalating at 5% per annum, and reimburses the Operator on a monthly basis for all direct and indirect necessary costs and expenses reasonably incurred by the Operator in fulfilling its obligations under the Operations and Maintenance Agreement.


SALE OF CAPACITY AND ELECTRICITY

         The majority of the capacity and electric energy generated by the Project is sold to Con Edison and Alcan, with the remainder of the electric energy being sold to Niagara Mohawk. Accordingly, the Partnership depends on one purchaser for a major portion of the Project's capacity, on one purchaser currently for all energy required to maintain the status of the Project as a Qualifying Facility and currently on two electric energy purchasers for substantially all of the electricity to be produced by the Project.

     Con Edison

         Pursuant to the terms of the Con Edison Energy Purchase Agreement, Con Edison is obligated to purchase for a term of 40 years following the Date of Commercial Operation of the Project 740 MW of the Project's capacity and all of the electrical energy to be derived therefrom up to a maximum in any hour produced by the Project at a temperature-adjusted summer dependable maximum net capacity ("Summer DMNC") level of 740 MW plus two percent. During the first five years of the operation of the Project (the "First Period"), Con Edison is obligated to pay for the first 6.6 billion kilowatt-hours ("KWH") of electricity delivered to Con Edison in any Annual Period at a price equal to the sum of (a) 100% of Actual Con Edison Avoided Energy Costs and (b) $0.026/KWH. For each KWH in excess of 6.6 billion KWH in any Annual Period, Con Edison is obligated to pay a price equal to 93.75% of Actual Con Edison Avoided Energy Costs. The payments for electricity during the remainder of the contract are equal to 93.75% of Actual Con Edison Avoided Energy Costs in years six through 20 of the contract term (the "Second Period") and 88.75% of Actual Con Edison Avoided Energy Costs in years 21 through 40 of the contract term (the "Third Period"). In addition to payments for electricity delivered to Con Edison, during the Second Period, Con Edison will be obligated to make monthly capacity payments in an amount equal to the product of (a) the Summer DMNC of the Dedicated Plant applicable to such month, (b) the Equivalent Availability Ratio applicable to such month and (c) a fixed capacity charge equal to $6.7455/kilowatt ("KW"). During the Third Period, Con Edison will be obligated to make monthly capacity payments in an amount equal to the product of (a) the Summer DMNC of the Dedicated Plant applicable to such month, (b) the Equivalent Availability Ratio applicable to such month and (c) a fixed capacity charge equal to $3.3727/KW. During the Second Period, Con Edison will also be obligated to make payments for operation and maintenance at a price equal to $0.01/KWH during calendar year 2000 escalating on the first day of each calendar year thereafter during the remainder of the Second Period with the index contained in the Con Edison Energy Purchase Agreement. During the Third Period, Con Edison will also be obligated to make payments for operation and maintenance at a price equal to one-half of the per KWH price during the last calendar year of the Second Period escalating on the first day of each calendar year during the Third Period with the index contained in the Con Edison Energy Purchase Agreement. Con Edison has the option to terminate the power sales contract with the Partnership upon satisfaction of certain conditions including assuming all of the Partnership's financial and contractual obligations related to the Project and paying an amount to the Partnership determined by a formula based on estimated future revenues and expenses under the contract. (Terms not defined in this section have the respective meanings set forth in the Con Edison Energy Purchase Agreement.)

     Niagara Mohawk

         Under the Niagara Mohawk Power Purchase Agreement, Niagara Mohawk will purchase all of the electricity delivered to Niagara Mohawk by the Project, up to a maximum of three million megawatthours ("MWH") of electricity in any calendar year (provided the Project does not deliver electricity at a rate in excess of 300 MW in any hourly period, or such greater amount as may be accepted by Niagara Mohawk). The Niagara Mohawk Power Purchase Agreement has a term of 20 years from the date on which the Partnership commences deliveries of commercial quantities of electricity to Niagara Mohawk on a continuous basis. Niagara Mohawk will purchase electricity at its "energy only" rate, which is Niagara Mohawk's Public Service Commission of the State of New York ("PSC") filed tariff for the purchase of electricity from on-site generators, such as the Partnership, in effect at the time of delivery of electrical energy to Niagara Mohawk. Niagara Mohawk has no right of first refusal for any additional electricity or capacity to be sold by the Partnership.

         A petition requesting permission to curtail (i.e., limit or suspend) purchases of power from independent power producers was filed by Niagara Mohawk, and the PSC instituted a proceeding to consider the merits of the petition. In August 1996, the PSC issued a notice inviting comments regarding whether and when utilities should be permitted to curtail purchases from independent power producers. In December 1996, the Partnership submitted comments to the PSC with respect to this matter but the PSC has not yet issued an order. The Partnership's power sales contract with Niagara Mohawk covers up to approximately 300MW in any hourly period. A decision by the PSC permitting Niagara Mohawk to implement curtailment could adversely affect the operating revenue of the Project.

     Alcan

         Alcan, a subsidiary of Alcan Aluminum Limited, owns and operates an aluminum production facility adjacent to the Project site. The Alcan facility engages in the production and recycling of aluminum alloys and rolled aluminum which are used principally in the beverage container industry.

         Pursuant to the terms of the Alcan Energy Sales Contract, the Partnership has agreed for a period of 22 years from the commencement of commercial operation of the Project to sell to Alcan up to 44 MW of the Project's capacity and associated energy. In addition, the Partnership has agreed to supply and, subject to the terms and provisions of the Alcan Energy Sales Contract, Alcan has agreed to purchase thermal energy on a firm, non-interrupted basis in an amount equal to 1.618 trillion British Thermal Units ("Btus") per year of operation.

     On September 8, 1994, the PSC issued a certificate of public convenience and necessity ("CPCN") permitting the Partnership to make retail sales of electricity to Alcan and to a containerboard recycling facility being developed by a partnership of paper industry companies, and invited comment on an appropriate and equitable equalization fee that would be paid by the Partnership to Niagara Mohawk. On September 29, 1994, the PSC issued an order establishing an equalization fee with a present value of $19.6 million, which the Partnership has elected to pay in equal annual amounts of approximately $3 million for ten years, beginning on December 31, 1995. The order establishing the equalization fee also contains provisions for the amount of such fee to be reconsidered if the containerboard facility or a facility of comparable economic development is not developed.


ELECTRICAL INTERCONNECTION AND TRANSMISSION

         Niagara Mohawk's transmission lines have been interconnected to the Project through the construction of the facilities necessary to effect the transfer of electricity produced at the Project into Niagara Mohawk's transmission system (the "Interconnection Facilities"). Pursuant to the Interconnection Agreement between the Partnership and Niagara Mohawk, the Partnership has agreed to reimburse Niagara Mohawk for all reasonable costs incurred by Niagara Mohawk in connection with operation and maintenance of the Interconnection Facilities. The Interconnection Agreement will terminate 20 years from the Date of Commercial Operation.

         Pursuant to the Transmission Services Agreement, Niagara Mohawk has agreed to provide transmission services from the Project to the point of interconnection between Niagara Mohawk's transmission system and Con Edison's transmission system (the "Con Edison Interconnection") for a period of 20 years from the Date of Commercial Operation. The agreement specifies that Niagara Mohawk will be obligated to transmit up to 805 MW of electricity to the Con Edison Interconnection, subject to interruption if required to meet the demands of its retail customers, its current wholesale customers and its obligations to the New York Power Pool. The Partnership has the ability to increase this amount by up to 2% per annum, up to a maximum of 853 MW of electricity. To the extent that Niagara Mohawk has excess capacity on its transmission system, it has agreed to accommodate the Project's additional transmission requirements. On March 29, 1995, the Partnership filed a petition with the Federal Energy Regulatory Commission (the "FERC") alleging that Niagara Mohawk has been overcharging the Partnership for the transmission of electricity in violation of FERC policy by calculating transmission losses on an incremental basis. The Partnership believes that transmission losses should be calculated on an average basis. The Partnership has been recording its transmission expense at the disputed, higher rate. As of December 31, 1996, the Partnership estimates it was owed approximately $5.6 million for transmission overcharges. The Partnership requested that FERC order Niagara Mohawk to recalculate the transmission losses beginning in October 1994, when it began wheeling power from the Project. In September 1996, the FERC issued an order dismissing the Partnership's complaint and requiring Niagara Mohawk to provide the Partnership with information regarding the calculation of transmission losses. In October 1996, the Partnership filed a request for rehearing of the FERC's order. The FERC has yet to act on this request.


GAS SUPPLY AGREEMENT

         Natural gas for the Project is supplied by Enron Power Services pursuant to the Gas Supply Agreement (the "Gas Supply Agreement") between Enron Power Services and the Partnership. The Gas Supply Agreement provides that, for a period of 20 years following the Date of Commercial Operation, Enron Power Services is obligated to deliver to the Partnership up to a maximum of 192,291 million Btus ("MMBtus") of natural gas per day, which represents the Project's daily fuel requirement when operating at design conditions. The Partnership is obligated to purchase a sufficient amount of natural gas each month so that its daily average for the month is at least 159,600 MMBtus and the Partnership is obligated to purchase a sufficient amount of natural gas each year so that its daily average for the year is at least 173,061 MMBtus of natural gas. During the First Period, the price to be paid by the Partnership for 116,000 MMBtus of natural gas per day (the "Tier I" gas) is fixed on an increasing-rate basis as specified in the Gas Supply Agreement. During the remainder of the term of the Gas Supply Agreement, the price of Tier I gas will fluctuate based on Actual Con Edison Avoided Energy Costs, as well as the price paid by Con Edison to the Project. The remaining 76,291 MMBtus of gas per day will be priced in relation to Niagara Mohawk's "energy only" electric rate.

         Enron Power Services will maintain a notional tracking account to account for differences between the contract price and spot gas prices, except that there will be no such tracking with respect to the Tier I gas during the first five years of the Gas Supply Agreement. The tracking account would be increased if the then current spot gas price is greater than the contract price and would be decreased if the then current spot gas price is lower than the contract price. The tracking account bears interest at 1% over prime. Enron Power Services has been given a security interest in the plant, which is subordinated to payments for the Securities and certain letter of credit reimbursement obligations, to secure any tracking account balance. If at any time the tracking account balance exceeds 50% of the plant's then fair market value, the Partnership will be required to reduce the tracking account balance by paying to Enron Power Services the lesser of (a) the amount necessary to reduce the tracking balance to 50% of the plant's fair market value and (b) (i) during years 6 through 15 of the Gas Supply Agreement, all incremental revenues as defined in the Gas Supply Agreement and (ii) thereafter 50% of qualifying cash flows also as defined in the Gas Supply Agreement plus all incremental revenues. If a positive balance exists in the tracking account at the end of the contract term, the Partnership will be required to either pay the balance in the tracking account or to convey to Enron Power Services an equity ownership in the Project based on the ratio of the tracking account balance to the plant's fair market value at such time.

GAS TRANSPORTATION AGREEMENTS

         The Partnership has entered into gas transportation agreements with seven pipeline companies in order to transport, on a firm basis, the natural gas purchased pursuant to the Gas Supply Agreement. Each of the gas transportation agreements entered into by the Partnership has a 20-year term from the Date of Commercial Operation, and together the agreements will provide for sufficient transportation capacity to supply the Project with all of its anticipated natural gas requirements. In addition to Niagara Mohawk, the other parties to the gas transportation agreements are Union Gas Limited, Panhandle Eastern
Pipe Line Company, ANR Pipeline Company, Empire State Pipeline, Great Lakes
Gas Transmission Limited Partnership and TransCanada Pipelines Limited.


COMPETITION

         Many organizations, including equipment manufacturers and subsidiaries of utilities and contractors, as well as other organizations similar to Sithe Energies, have entered the cogeneration market. The resultant increased competition has reduced the price utilities are willing to pay to independent power producers for electrical capacity and energy. These factors may adversely affect the price the Partnership may be paid under the Energy Purchase Agreements (due to potential declines in a utility's long run avoided cost).


BUSINESS

GENERAL

         The Partnership's sole business is the ownership of the Project. The Partnership has long-term contracts to sell capacity and electricity produced by the Project to Con Edison and Alcan, electricity to Niagara Mohawk and thermal energy to Alcan. The Project is located on an approximately 340-acre site, located in the Town of Scriba, County of Oswego, New York, approximately two miles northeast of Oswego, New York. The site is bounded on the north by Lake Ontario. Alcan owns and operates a facility adjacent to the site for the production of rolled aluminum stock which is used principally in the production of beverage containers.

         The Project consists of the following equipment, systems and facilities:

         * Four General Electric Model MS7001FA combustion gas turbine generators, each able to produce approximately 160 MW of electricity under design point conditions;

         * Four Henry Vogt Machine Company HRSGs which create thermal energy using heat from the turbine exhaust;

         * Two General Electric steam turbines which are able to produce an additional 208 MW each of electricity under design point conditions from the thermal energy generated by the HRSGs;

         *    Air quality control systems; and

         * Various associated equipment and improvements, including a demineralization system to produce high purity water for use in creating steam, wastewater collection and treatment facilities and two 345kV transmission circuits.

         The Project was designed to have an average net electrical output available to customers of 963 MW and an average steam flow of up to 235,000 lbs./hr. The performance of the Project is dependent on ambient conditions, which affect the combustion turbine efficiency and capacity. Ambient conditions also affect the steam turbine cycle efficiency by affecting the operation of the cooling tower and the circulating water temperature, and therefore the condenser pressure.


EMPLOYEES

         The Partnership has no employees. The Operator provides operations and maintenance services and certain management and administrative support for the Project.

         As of December 31, 1996, the Operator employed 43 individuals in connection with the Project.


LEGAL PROCEEDINGS

         Other than the Partnership's petition with FERC alleging that Niagara Mohawk has been overcharging the Partnership for the transmission of electricity, neither Sithe Funding nor the Partnership is a party to any legal proceedings.


REGULATION

ENERGY REGULATION

         PURPA. PURPA and the regulations promulgated thereunder provide an electric generating project with rate and regulatory incentives if the project is a Qualifying Facility. A cogeneration facility is a Qualifying Facility if it
(i) sequentially produces both electricity and a certain quantity of useful thermal energy which is used for industrial, commercial, heating or cooling purposes, (ii) meets certain energy efficiency standards when oil or natural gas is used as a fuel source and (iii) is not more than 50% owned by an electric utility, electric utility holding company or an entity or person owned by either of the above.

         Under PURPA and the regulations promulgated thereunder, Qualifying Facilities receive two primary benefits. First, PURPA and the regulations promulgated thereunder exempt Qualifying Facilities from the Public Utility Holding Company Act of 1935 ("PUHCA"), most provisions of the Federal Power Act (the "FPA") and certain state laws relating to securities, rate and financial regulation. Second, FERC's regulations promulgated under PURPA require that (i) electric utilities purchase electricity generated by Qualifying Facilities, construction of which commenced on or after November 9, 1978, at a price based on the purchasing utility's full "avoided costs," and (ii) the utilities sell supplementary, back-up, maintenance and interruptible power to the Qualifying Facility on a just and reasonable and non-discriminatory basis. PURPA and the regulations promulgated thereunder define "avoided costs" as the "incremental costs to an electric utility of electric energy or capacity or both which, but for the purchase from the qualifying facility or qualifying facilities, such utility would generate itself or purchase from another source". Utilities may also purchase power at prices other than "avoided costs" pursuant to negotiations with potential suppliers as provided by FERC regulations.

         The Project currently meets all of the criteria for a Qualifying Facility under PURPA and the regulations promulgated thereunder. If at any time the Project were to fail to meet such criteria, the Partnership may become subject to regulation as a public utility company under PUHCA, the FPA and state utility laws.

         PUHCA. PUHCA provides that any corporation, partnership or other entity or organized group which owns, controls or holds power to vote 10% of the outstanding voting securities of a "public utility company" or a company which is a "holding company" of a public utility company is subject to registration with the Securities and Exchange Commission (the "Commission") and PUHCA regulation, unless eligible for an exemption or unless a Commission order declaring it not to be a holding company is granted. PUHCA requires registration for a holding company of a public utility company, and requires a public utility holding company to limit its utility operations to a single integrated utility system and to divest any other operations not functionally related to the operation of the utility system. In addition, a public utility company which is a subsidiary of a registered holding company under PUHCA is subject to financial and organizational regulation, including approval by the Commission of its financing transactions.

         The Energy Policy Act of 1992 (the "Policy Act") contains amendments to PUHCA that may allow the Partnership to operate its business without becoming subject to PUHCA in the event the Project loses its status as a Qualifying Facility. Under the Policy Act, a company engaged exclusively in the business of owning and/or operating a facility used for the generation of electric energy exclusively for sale at wholesale may be exempted from PUHCA. In order to qualify for such an exemption, a company must apply to the FERC for a determination of eligibility, pursuant to implementing rules that the FERC will promulgate. Although the Policy Act and its implementing rules may exempt the Partnership from PUHCA in the event that Qualifying Facility status is lost, the Policy Act may also encourage greater competition in wholesale electricity markets, which could result in a decline in long-term rates to be paid by electric utilities such as Con Edison and Niagara Mohawk.

         FPA. Under the FPA, FERC has exclusive rate-making jurisdiction over wholesale sales of electricity and transmission in interstate commerce. These rates may be based on a cost of service approach or may be determined through competitive bidding or negotiation. If the Project were to lose its Qualifying Facility status, the rates set forth in each of the Energy Purchase Agreements would have to be filed with FERC and would be subject to review by FERC under the FPA. The Con Edison Energy Purchase Agreement and the Niagara Mohawk Power Purchase Agreement contain provisions for a reduction in the rates to be paid for electric energy in such event.

         State Regulation. The Project, by virtue of being a Qualifying Facility, is exempt from New York State rate, financial and organizational regulations which are applicable to a public utility. The PSC's general supervisory powers relating to environmental and safety matters apply to Qualifying Facilities.

         Wheeling and Interconnection. Under Section 201 of the FPA, FERC regulates the rates, terms and conditions for the transmission of electric energy in interstate commerce. This has been interpreted to mean that FERC has jurisdiction when the transmission system is interconnected and capable of transmitting energy across a state boundary, even if the utility has no direct connection with another utility outside its state but is interconnected with another utility which in turn has interstate connections with other utilities. Accordingly, the rates to be paid by the Partnership to Niagara Mohawk under the Transmission Services Agreement are subject to the jurisdiction of FERC under the FPA. Niagara Mohawk has obtained approval by FERC of the Transmission Services Agreement under the FPA, but has reserved the right to apply for future changes in rates under the FPA. The Interconnection Agreement, which is subject to review under Sections 205 and 206 of the FPA, was accepted by the FERC in the fall of 1993.

         The FERC's authority under the FPA to require electric utilities to provide transmission service to Qualifying Facilities and other wholesale electricity producers has been significantly expanded by the Policy Act. Pursuant to the Policy Act, the Partnership may apply to the FERC for an order requiring a utility to provide transmission services. The FERC may issue such an order provided that the reliability of the affected electric systems would not be unreasonably impaired.

The Policy Act may enhance the Partnership's ability to obtain transmission access necessary to sell electric energy or capacity to purchasers other than Con Edison or Niagara Mohawk. However, there is no assurance that the rates for such transmission service would be economical for the Partnership. The Policy Act may also result in greater competition among wholesale electric energy producers.


IDA AGREEMENTS

         The Partnership has leased the Project site to the County of Oswego Industrial Development Agency (the "IDA") pursuant to a ground lease between the Partnership and the IDA (the "IDA Lease"). The IDA has leased the site back to the Partnership pursuant to a sublease agreement between the Partnership and the IDA (the "IDA Sublease"). The IDA's participation in the Project exempts the Project from certain mortgage recording taxes, certain state and local real property taxes and certain sales and use taxes within New York State. The Partnership has also entered into an agreement whereby the Partnership will be required to make payments in lieu of property taxes during the term of the IDA Lease and IDA Sublease.

         The IDA is a corporate governmental agency, constituting a public benefit corporation of the State of New York. It is authorized to promote, attract, encourage and develop economically sound commerce and industry for the purpose of preventing unemployment and economic deterioration. The IDA is authorized to lease real property interests and industrial and commercial facilities and may exercise appropriate financing powers, including the granting of mortgages and indentures of mortgage.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the security holders of the Partnership during the fourth quarter of 1996.

                                     PART II


ITEM 6.  SELECTED FINANCIAL DATA

         The Partnership was in the development stage from its inception in November 1990 through December 29, 1994. All construction costs and all project development costs incurred subsequent to obtaining the Con Edison Energy Purchase Agreement in 1991 were capitalized. Statement of Operations Data is presented for 1996, 1995, 1994 and 1993 only since the Partnership did not have expenses or income prior to 1993.

         The selected financial data have been derived from the audited consolidated financial statements of the Partnership.

                                                                   YEARS ENDED DECEMBER 31,
                                                   -----------------------------------------------------
                                                   1996             1995            1994            1993
                                                   ----             ----            ----            ----
                                                                      (in thousands)
STATEMENT OF OPERATIONS DATA (a)
Revenue                                           $379,024        $335,844       $  2,749        $    --
Operating income                                   120,211          89,886          1,064             --
Non-operating income and expense:
     Interest (expense)                            (63,441)        (64,261)       (13,910)          (33,969)
     Interest and other income, net                  4,187           4,525          5,704            13,703

Net income (loss)                                   60,957          30,150         (7,142)          (20,266)

                                                                            DECEMBER 31,
                                                   -------------------------------------------------------------
                                                   1996           1995          1994          1993          1992
                                                   ----           ----          ----          ----          ----
                                                                           (in thousands)
BALANCE SHEET DATA
Property, plant and equipment                   $723,188       $737,716       $752,820      $490,272      $163,753
Total assets                                     867,471        845,888        794,063       779,977       167,363
Long-term debt                                   688,201        698,405        702,333       717,241          --
Partners' capital  (deficiency)                  123,699         62,734         (7,631)         (266)         --

--------------------
(a) The Partnership commenced commercial operation for financial reporting purposes on December 29, 1994. The net losses for 1994 and 1993 are attributable to the net interest expense resulting from the excess of the 8.65% weighted average interest rate on the Securities over the rate earned on the investment of the unspent construction funds which was required to be charged against income.

                                     13

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Partnership was formed to develop, construct and own the Project. The Partnership was in the development stage from its inception, November 1, 1990, through December 29, 1994, when the Project commenced commercial operation for financial reporting purposes.


RESULTS OF OPERATIONS -- 1996, 1995 AND 1994

         Revenue and cost of sales for 1996 increased by $43.1 million (13%) and $12.9 million (5%), respectively, over 1995. Revenue increased as a result of higher avoided cost based tariff prices on energy deliveries to Con Edison, a 1995 tariff adjustment payment from Con Edison, overall higher plant availability and incremental revenue from selling gas instead of generating electricity at certain times during 1996. The increase in cost of sales was primarily attributable to higher fuel costs reflecting higher quantities and the scheduled increase in the price of gas associated with energy deliveries to Con Edison. As a result of these factors, operating income for 1996 increased by $30.3 million (34%) over 1995.

         Interest expense for 1996 decreased by $.8 million (1%) from 1995 as a result of lower outstanding amounts of long-term debt.

         Interest and other income, net, for 1996 consisted of interest income. Interest and other income, net for 1995 consisted of $2.6 million of interest income, $2.1 million of income from a natural gas arbitrage transaction and $.2 million of realized losses on short-term investments designated for construction.

         For the period December 29, 1994 through December 31, 1994, the Partnership had revenues of $2.7 million, costs of sales of $1.7 million and operating income of $1.1 million. Net interest expense subsequent to December 28, 1994 was $.5 million.

         Results of operations for 1994 were affected by the recognition of interest expense required with respect to the "negative interest arbitrage" associated with the financing and construction of the Project. The net interest expense resulting from the excess of the 8.65% weighted average interest rate on the Securities over the rate earned on the investment of the unspent construction funds is required to be charged against income. In 1994, this net interest expense amounted to $7.7 million. The Indenture restricts the investment of unspent construction funds to high quality, short-term financial instruments.


LIQUIDITY AND CAPITAL RESOURCES

         Financing for the Project consisted of a loan to the Partnership by Sithe Funding of the proceeds of its issuance of $717.2 million of notes and bonds and $60 million of capital contributions by the Partners. In addition, the Partners obtained a credit facility under which one or more letters of credit may be issued in connection with their obligations pursuant to certain Project contracts, and, as of December 31, 1996, letters of credit aggregating $16.1 million were outstanding in connection with such obligations. Also, the Partnership secured the Project's debt service obligations with a letter of credit in the amount of $50 million and as of December 31, 1996 had sufficient restricted cash on hand to meet its cumulative additional debt service reserve and major overhaul reserve funding requirements as of such date of $22.0 million and $5.1 million, respectively. To secure the Partnership's obligation to pay any amounts drawn under the debt service letter of credit, the letter of credit provider has been assigned a security interest and lien on all of the collateral in which the holders of the Securities have been assigned a security interest and lien.

         The Partnership presently believes that funds available from cash on hand, restricted funds, operations and the debt service letter of credit will be more than sufficient to liquidate Partnership obligations as they come due, pay 1997 Project debt service and make 1997 required contributions to project reserve accounts.

         Although the Partnership's net income could decline over the next three years due largely to Tier I gas pricing increasing at a greater rate than increases in the energy component of billings to Con Edison, the Partnership believes that cash flow will be more than sufficient to pay scheduled debt service.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             INDEX TO FINANCIAL STATEMENTS
                  The index to financial statements appears on page F-1.


ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                FINANCIAL  DISCLOSURE

                  None.


                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         All management functions of the Partnership are the responsibility of the General Partner.

         The following table sets forth certain information with respect to directors and executive officers of Sithe Funding and the General Partner:

         NAME                               AGE               POSITION
         ----                               ---               --------
         William Kriegel                    51                Chairman of the Board, Chief
                                                                Executive Officer and President
         Bruce J. Wrobel                    39                Executive Vice President
         Steven D. Burton                   49                Secretary, General Counsel and
                                                                Director
         Richard J. Cronin III              50                Chief Financial Officer, Senior
                                                                Vice President and Director
         Frank J. Donohoue                  49                Senior Vice President for Construction
         Ralph J. Grutsch                   64                Senior Vice President for Operations
         Sandra J. Manilla                  45                Treasurer and Vice President
         W. Harrison Wellford               56                Director

         William Kriegel founded Sithe Energies in 1984 and has been Chairman of the Board, President and Chief Executive Officer of Sithe Energies since that time. Mr. Kriegel also serves in such capacities for each of the Limited Partners and the Operator. Prior to coming to the United States in 1984, Mr. Kriegel co-founded an unaffiliated French energy company that within three years of its formation in 1980 became France's largest privately-owned company engaged in the development of small hydroelectric projects. In 1978, he co-founded S.I.I.F., S.A., an unaffiliated company specializing in the purchase and rehabilitation of residential buildings and historical properties in France.

         Bruce J. Wrobel has served as Executive Vice President in charge of project development and finance activities for Sithe Energies since January 1986. Mr. Wrobel also serves in such capacity for each of the Limited Partners and the Operator. From 1980 to 1986, he was Vice President for business development and project finance at Mitex, an alternative energy development company which was co-founded by Mr. Wrobel and acquired by Sithe Energies in 1986. Prior to 1980, he was with Temple, Barker & Sloan as a member of its Energy Strategy and Management Group.

         Steven D. Burton has been Secretary and General Counsel of Sithe Energies since January 1987. Mr. Burton also serves in such capacities for each of the Limited Partners and the Operator. From 1984 to 1986, he was a consultant to Sithe Energies while he was a Vice President and General Counsel of Winner/Wagner & Associates, Inc., a communications and political consulting firm which specializes in energy related issues. Prior to entering private practice, he served as Chief Counsel to the California Air Resources Board. Mr. Burton is a director of the National Independent Energy Producers Association, a trade association working with companies committed to shaping the long-term future of competitive electric power generation, and served as its Chairman from April 1991 to April 1993. He is also President of the Independent Power Producers of New York. He has served as a sub-committee Vice Chairman of the Energy Committee of the Bar Association of the City of New York and as a Vice Chairman of the American Bar Association's Special Committee on Energy Finance.

         Richard J. Cronin III has been Senior Vice President since September 1996 and Chief Financial Officer and Vice President of Sithe Energies since September 1990. Mr. Cronin also serves in such capacities for each of the Limited Partners and the Operator. From September 1986 to September 1990, Mr. Cronin was Vice President and Director of Financial Reporting at Drexel Burnham Lambert, Inc., a financial services company. His prior financial experience, in reverse chronology, includes eight years at Freeport-McMoRan, Inc., three years at American Electric Power, Inc. and five years at Coopers & Lybrand.

         Frank J. Donohue joined Sithe Energies as Senior Vice President for Construction in March 1992. Mr. Donohue has over 18 years of experience in heavy industrial construction and construction contract negotiation and management. From 1977 until 1992, he was with Century Contractors West, Inc. where, as Vice President of Operations, he had direct responsibility for construction projects, including nine cogeneration projects representing over 1,500 MW of capacity.

         Ralph J. Grutsch is Senior Vice President for Operations and has been with Sithe Energies since its acquisition in 1988 of Energy Factors, Incorporated, which was a publicly-held independent energy producer and of which he was a co-founder. Mr. Grutsch also serves in such capacity for each of the Limited Partners and the Operator. Mr. Grutsch served as President and Chief Operating Officer of Energy Factors immediately prior to its acquisition by Sithe Energies. From 1964 until 1983, Mr. Grutsch was with Solar Turbines, Incorporated where he held numerous management positions ultimately serving as Senior Vice-President-Marketing and director of that company.

         Sandra J. Manilla joined Sithe Energies in September 1986 and has been Vice President since September 1996 and Treasurer since May 1990. Ms. Manilla also serves in such capacities for each of the Limited Partners and the Operator. From 1979 until 1986, she worked in Deloitte & Touche's consulting group where she managed several financial consulting engagements with the Government. From 1976 until 1979, Ms. Manilla was Assistant to the Special Deputy Comptroller of New York City and, prior to that, spent three years on Citicorp's internal audit staff.

         W. Harrison Wellford is currently a partner in the law firm of Latham & Watkins and specializes in energy, trade, and environmental law. During the transition from the Bush to Clinton administration, he served as White House transition adviser and as a member of the Economic Policy Group. From 1977 to 1981, he served as Executive Director of the Office of Management and Budget in the White House. Mr. Wellford is also a fellow of the National Academy of Public Administration.

ITEM 11.   EXECUTIVE COMPENSATION

         No cash compensation or non-cash compensation was paid in 1996 or is proposed to be paid in the current calendar year to any of the executive officers listed under Item 10. "DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT" for their services to Sithe Funding, the Partnership or the General Partner. Operations and maintenance services for the Project are performed on a cost reimbursement basis by the Operator pursuant to the Operations and Maintenance Agreement. In addition, the Operator receives a $525,000 annual fee, which escalates at the rate of 5% per annum, for certain management and administrative services provided by it. See Item 13.
"CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS".


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

         The following information is given with respect to the Partners of the
Partnership:

                                                                      AMOUNT AND NATURE         PERCENTAGE
                                       NAME AND ADDRESS                 OF BENEFICIAL           OWNERSHIP
    TITLE OF CLASS                    OF BENEFICIAL OWNER              OWNERSHIP (1)(2)          INTEREST
    --------------                    -------------------              ----------------          --------
Partnership Interest                Sithe/Independence, Inc.           General Partner              1%
                                    450 Lexington Avenue
                                    New York, NY  10017

Partnership Interest                Sithe Energies, Inc.               Limited Partner             45%
                                    450 Lexington Avenue
                                    New York, NY  10017

Partnership Interest                Sithe Energies U.S.A., Inc.        Limited Partner             44%
                                    450 Lexington Avenue
                                    New York, NY  10017

Partnership Interest                Mitex, Inc.                        Limited Partner             10%
                                    450 Lexington Avenue
                                    New York, NY  10017

------------
(1) None of the persons listed has the right to acquire beneficial ownership of Securities as specified in Rule 13d-3(d)(1) under the Securities Exchange Act of 1934.
(2) Sithe Energies is the direct or indirect beneficial owner of each of the other Partners.

         Except as specifically provided or required by law, Limited Partners may not participate in the management or control of the Partnership. Thus, although the General Partner has the smallest interest in the Partnership, it has sole responsibility for management of the Partnership. The General Partner is an indirect wholly-owned subsidiary of Sithe Energies, a Limited Partner. See
Item 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS".

         The Partnership is limited partnership wholly-owned by its Partners. Beneficial interests in the Partnership are not available to any persons other than the Partners.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Operation and maintenance services for the Project are provided on a cost reimbursement basis by the Operator pursuant to an Operations and Maintenance Agreement, dated as of August 15, 1992, between the Partnership and the Operator. The Operator receives a $525,000 annual fee, which escalates at a rate of 5% per annum, for certain management and administrative services provided by it. See Items 1, 2 and 3. "BUSINESS, PROPERTIES AND LEGAL PROCEEDINGS -- The Project -- Operations and Maintenance." Management and administrative services performed by the Operator, with the prior consent of the Partnership, include collecting of all sums payable to or due the Partnership under the Project Documents and accounting for and depositing all such funds in the operating account; obtaining such insurance as is necessary to protect the interest of the Partnership and complying with the provisions of the Project Documents; estimating and advising the Partnership of all federal, state and local taxes payable by the Partnership that are attributable to the ownership and operation of the Project; and determining and recommending to the Partnership any necessary or desirable improvements, modifications or alterations to the Project. Upon the occurrence of any transfer, assignment or reassignment of the Partnership's interest in the Project wherein neither the Partnership nor any affiliate of the Partnership (other than the Operator) retains an interest in the Project, the continuance of the Operator's duties and obligations under the Operations and Maintenance Agreement are expressly conditioned upon the renegotiation of the Operator's compensation.

         Mr. Wellford is a partner in the law firm of Latham & Watkins, which firm from time to time serves as outside legal counsel for Sithe Energies and the Partnership.



                                     PART IV


ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (A)   THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

                  SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        FINANCIAL STATEMENTS
                           Independent Auditors' Report
                           Consolidated Balance Sheets
                           Consolidated Statements of Operations
                           Consolidated Statements of Partners' Capital
                             (Deficiency)
                           Consolidated Statements of Cash Flows
                           Notes to Consolidated Financial Statements


         (B)   REPORTS ON FORM 8-K.

                  There were no reports on Form 8-K filed during the three months ended December 31, 1996.

         (C)   EXHIBITS

EXHIBIT NO.                      DESCRIPTION OF EXHIBIT
-----------                      ----------------------
3.1      -----Certificate of Incorporation of Sithe/Independence Funding Corporation ("Sithe Funding") *
3.2      -----By-laws of Sithe Funding  *
3.3      -----Certificate of Limited Partnership of Sithe/Independence Power Partners, L.P. (the "Partnership")  *
3.4      -----Amendment to Certificate of Limited Partnership of the Partnership  *
3.5      -----Agreement   of   Limited   Partnership   of   Sithe/Independence    Power   Partners,   L.P.,   among
              Sithe/Independence,  Inc. (the "General Partner"),  Sithe Energies, Inc., Sithe Energies U.S.A., Inc.
              and Mitex, Inc.  *
3.6      -----Certificate of Incorporation of the General Partner  *
3.7      -----Amendment to Certificate of Incorporation of the General Partner  *
3.8      -----By-laws of the General Partner  *
4        -----Indenture
4.1      -----Indenture dated as of January 1, 1993 among Sithe Funding, the Partnership and IBJ Schroder Bank & Trust Company, as trustee (the "Trustee") *
4.2      -----First  Series  Supplemental  Indenture  dated  as  of  January  1,  1993  among  Sithe  Funding,  the
              Partnership and the Trustee  *
10.1     -----Credit Facilities
10.1.1   -----Loan Agreement among Sithe Energies, Inc., Energy Factors,
              Incorporated, Sithe Energies, U.S.A., Inc., Sithe International,
              Inc., Sithe Energies Development Corporation, Bank of Montreal,
              Banque Nationale de Paris (Los Angeles Agency) and the additional
              Financial Institutions set forth therein on Appendix I dated as of
              August 3, 1993, Restated and Amended as of December 28, 1994. ***
10.1.2   -----Amended and Restated Letter of Credit and  Reimbursement  Agreement among the Partnership,  the Banks named therein and the Sumitomo Bank, Limited, New York Branch, dated September 28, 1994.  ***
10.2     -----Construction Contracts
10.2.1   -----Turnkey  Design and  Construction  Agreement  (the  "Construction  Contract"),  dated as of April 30,
              1992,  by and among the  Partnership,  Ebasco  Constructors  Inc. (now  Raytheon  Constructors  Inc.,
              "EBASCO") and General Electric Company ("GE")  *
10.2.2   -----Contractor Letter Agreement, dated as of October 15, 1992, among the Partnership, EBASCO and GE *
10.2.3   -----Contractor Supplemental Letter dated as of December 9, 1992 among the Partnership, EBASCO and GE *
10.2.4   -----Contractor Letter Agreement, dated as of January 24, 1994 among the Partnership, EBASCO and GE **
10.2.5   -----Amendment No. 1 to Turnkey Design and Construction Agreement dated as of October 15, 1992 among
              EBASCO, GE and the Partnership  *
10.2.6   -----Amendment  No. 2 to Turnkey  Design and  Construction  Agreement  dated as of February 25, 1993 among
              EBASCO, GE and the Partnership  *
10.2.7   -----Amendment  No. 3 to Turnkey  Design and  Construction  Agreement  dated as of January  24, 1994 among
              EBASCO, GE and the Partnership **
10.2.8   -----Form of EBASCO Parent Guarantee  effective as of November 6, 1992 by Ebasco Services  Incorporated in
              favor of the Partnership  *
10.3     -----Power Purchase Agreements
10.3.1   -----Energy  Purchase  Agreement,  dated May 20, 1991, by and between  Consolidated  Edison Company of New
              York, Inc. ("Con Ed") and Lake View, Inc.  *
10.3.2   -----Supplement  No. 1 to Contract No. 403,  dated  September  27, 1991, by and between Con Ed and Tamarac
              Properties (Lake View, Inc.)  *

10.3.3   -----Assignment and Assumption of Energy Purchase Agreement, dated as of December 9, 1992, entered into by the General Partner
              (formerly named Lake View, Inc.), Con Ed and the Partnership *
10.3.4   -----Amendment to Energy Purchase Agreement, dated as of December
              9, 1992, entered into between the Partnership and Con Ed *
10.3.5   -----Amendment to Energy  Purchase  Agreement  dated as of April 5, 1993 between the  Partnership  and Con
              Ed  *
10.3.6   -----Power  Purchase  Agreement,  dated as of July 24, 1992,  between the  Partnership  and Niagara Mohawk
              Power Corporation ("Niagara Mohawk")  *
10.3.7   -----First  Amendment  to the Power  Purchase  Agreement,  dated as of  November  16,  1992,  between  the
              Partnership and Niagara Mohawk  *
10.3.8   -----Energy Sales  Contract,  dated as of November 18, 1992,  between the  Partnership  and Alcan Aluminum
              Corporation d/b/a Alcan Rolled Products Company ("Alcan")  *
10.3.9   -----Letter Agreement dated January 29, 1993 between Alcan and the
              Partnership regarding Sections 9.12 and 9.13 of the Alcan Energy
              Sales Contract *
10.3.10  -----Amendment  No. 1 to the  Energy  Sales  Contract  dated as of
              February  3,  1993  between  Alcan  and the Partnership  *
10.3.11  -----Written notice dated March 10, 1993 from Alcan to the Partnership exercising the Fixed Price Option for Energy Sales Contract *
10.3.12  -----Fixed Price Option for Energy Sales Contract between Alcan and the Partnership  *
10.3.13  -----Amendment No. 2 to the Energy Sales Contract dated March 21, 1996 between the  Partnership  and Alcan
              *****
10.4     -----Amended and Restated Operations and Maintenance  Agreement,  dated as of August 25, 1992, between the
              Partnership and Sithe Energies Power Services, Inc.  *
10.5     -----Transmission Agreements
10.5.1   -----Transmission  Services  Agreement,  dated as of November  5, 1991,  between  Niagara  Mohawk and Lake
              View, Inc.  *
10.5.2   -----Assignment, Assumption and Amendment of Transmission Services
              Agreement, dated as of March 9, 1992, between Niagara Mohawk, the
              General Partner and the Partnership *
10.6     -----Interconnection Agreements
10.6.1   -----Interconnection Agreement, dated as of March 9, 1992, between the Partnership and Niagara Mohawk *
10.6.2   -----Supplement to Interconnection Agreement, dated as of March 10, 1992, between the Partnership and
              Niagara Mohawk  *
10.6.3   -----Amendment No. 1 to  Interconnection  Agreement,  dated as of July 24, 1992,  between the  Partnership and Niagara Mohawk  *
10.6.4   -----Amendment  No. 2 to the  Interconnection  Agreement,  dated as of November 17, 1992,  entered into by
              Niagara Mohawk and the Partnership  **
10.7     -----Gas Supply Agreements
10.7.1   -----Amended  and  Restated  Base  Gas  Sales  Agreement,  dated  as of  October  26,  1992,  between  the
              Partnership and Enron Power Services, Inc. ("Enron")  *
10.7.2   -----First Amendment to Amended and Restated Base Gas Sales Agreement,
              dated as of December 1, 1992, between the Partnership and Enron *
10.7.3   -----Second Amendment to Amended and Restated Base Gas Sales Agreement
              dated as of August 1, 1992 between the Partnership and Enron **
10.7.4   -----Third Amendment to Amended and Restated Base Gas Sales Agreement
              dated as of December 31, 1993 between the Partnership and Enron **
10.7.5   -----Base Guarantee  Agreement,  dated as of December 1, 1992, by Enron Corp. in favor of the  Partnership
              *
10.7.6   ---- Fourth  Amendment  to Amended and Restated  Base Gas Sales  Agreement  dated  October 31, 1994 by and between Enron Power Services, Inc. and the Partnership.  ***
10.7.7   ---- Fifth  Amendment  to Amended and  Restated  Base Gas Sales  Agreement  dated  January 30, 1995 by and between Enron Capital & Trade Resources Corp. and the Partnership.  ***

10.7.8   ---- Sixth  Amendment to Amended and Restated Base Gas Sales  Agreement dated March 1, 1995 by and between
              Enron Capital & Trade Resources Corp. and the Partnership.  ***
10.7.9   -----Seventh  Amendment  to Amended and  Restated  Base Gas Sales  Agreement  dated  March 31,  1995 by and between Enron Capital & Trade Resources Corp. and the Independence Partnership.  ****
10.8     -----Gas Transportation Agreements
10.8.1   -----Gas  Transportation  Agreement,  dated as of March 11,  1992,  by and  between  the  Partnership  and
              Niagara Mohawk  *
10.8.2   -----Transportation  Service Agreement,  dated as of May 5, 1992, by and between the Partnership and Great
              Lakes Gas Transmission Limited Partnership ("Great Lakes")  *
10.8.3   -----Supplemental Agreement, dated May 6, 1992, between the Partnership and Great Lakes*
10.8.4   -----Amended and Restated FTS Agreement, dated as of November 23, 1992, between the Partnership and ANR
              Pipeline Company ("ANR")  *
10.8.5   -----Precedent  Agreement  for Firm  Transportation  Service,  dated as of March  20,  1992,  between  the
              Partnership and Panhandle Eastern Pipe Line Company ("Panhandle")  *
10.8.6   -----Discounted  Rate for Firm  Transportation  Services  Agreement,  dated  March 20,  1992,  between the
              Partnership and Panhandle  *
10.8.7   -----Agreement,  dated as of October 4, 1993 between the  Partnership  and Empire State Pipeline  Company,
              Inc.  ("Empire"),  St. Clair Pipeline Company,  Inc. and Energy Line Corporation,  providing for firm transportation service (Contract No. 95000) **
10.8.8   -----Supplemental Agreement, dated as of February 28, 1992, between Empire and the Partnership (incorporated by reference into
              Agreement dated as of October 4, 1993) **
10.8.9   -----Firm Service Contract dated as of March 9, 1994,  between  TransCanada  Pipelines,  Ltd. ("TCPL") and the Partnership re Panhandle Volumes **
10.8.10  -----Firm Service Contract dated as of March 9, 1994, between TCPL and the Partnership re ANR Volumes **
10.8.11  -----Contract No. M12012, M12 Firm Transportation Contract Dawn to Kirkwall, dated as of April 6, 1992, between Union Gas Limited ("Union") and the Partnership  *
10.8.12  -----Contract No. M12016,  M12 Firm  Transportation  Contract Dawn to Kirkwall,  Enron Corp.,  dated as of
              April 21, 1992, between Union and the Partnership  *
10.8.13  -----Contract No. M12017, M12 Firm Transportation  Contract Dawn to Kirkwall,  dated as of April 10, 1992, between Union and the Partnership  *
10.8.14  -----Amending  Agreement for M12 Firm  Transportation  Contract (No. M12017) dated as of February 19, 1993 between Union and the Partnership  *
10.8.15  -----Contract No. M12022, M12 Firm Transportation  Contract Dawn to Kirkwall,  dated as of April 20, 1992, between Union and the Partnership  *
10.8.16  -----Amending  Agreement for M12 Firm  Transportation  Contract (No. M12022) dated as of February 19, 1993 between Union and the Partnership  *
10.8.17  -----Contract No. C10018,  C-1 Firm  Transportation  Contract Ojibway to Dawn, dated as of April 10, 1992, between Union and the Partnership  *
10.8.18  -----Amending  Agreement for C-1 Firm  Transportation  Contract (No. C10018) dated as of February 19, 1993 between Union and the Partnership  *
10.8.19  -----Contract No. C10020,  C-1 Firm  Transportation  Contract Ojibway to Dawn, dated as of April 20, 1992, between Union and the Partnership  *
10.8.20  -----Amending  Agreement for C-1 Firm  Transportation  Contract (No. C10020) dated as of February 19, 1993 between Union and the Partnership  *
10.8.21  -----Union Supplemental Letter, dated May 26, 1992, between Union and the Partnership *
10.8.22  -----Union Supplemental Letter, dated November 4, 1992, between Union and the Partnership*
10.8.23  -----Assignment Agreement dated as of March 9, 1994 between TCPL, Union and the Partnership **
10.8.24  ---- Firm Transportation Service Agreement dated July 13, 1994 by and between Panhandle
              Eastern Pipeline Company and the Partnership.  ***

                                      22

10.8.25  -----Service Agreement dated August 8, 1994 by and between Great
              Lakes Gas Transmission Limited Partnership and the Partnership (FT089) ***
10.8.26  -----Service Agreement dated August 19, 1994 by and between Great
              Lakes Gas Transmission Limited Partnership and the Partnership (FT056-02) ***
10.8.27  -----Gathering Agreement by ANR Pipeline Company and the Partnership dated May 1, 1994. ***
10.8.28  -----Second Amended and Restated Agreement dated August 23, 1994 by and between ANR Pipeline Company and the Partnership.  ***
10.8.29  -----FTS-1  Service  Agreement  dated  August  23,  1994  by and  between  ANR  Pipeline  Company  and the
              Partnership.  ***
10.9     -----Agreements re Real Property
10.9.1   -----Main Transmission Line Licensing Agreement, dated as of
              November 18, 1992, between the Partnership and Alcan *
10.9.2   -----Piping and Wiring  Licensing  Agreement,  dated as of November 18, 1992,  between the Partnership and
              Alcan  *
10.9.3   -----Mortgage and Security Agreement, dated as of January 1, 1993, given by County of Oswego Industrial Development Agency (the
              "IDA") and the Partnership to Manufacturers and Traders Trust Company (the "Collateral Agent") *
10.9.4   -----Mortgage and Security Agreement, dated as of January 1, 1993, given by the IDA and the Partnership to the Collateral Agent *
10.9.5   -----Mortgage and Security  Agreement,  dated as of January 1, 1993,  given by the IDA and the Partnership to the Collateral Agent  *
10.9.6   -----Credit Line Mortgage and Security  Agreement,  dated as of January 1, 1993,  given by the IDA and the
              Partnership to the Collateral Agent  *
10.9.7   -----First Building Loan Mortgage and Security Agreement, dated as of
              January 1, 1993, given by the IDA and the Partnership to the Collateral Agent *
10.9.8   -----Second Building Loan Mortgage and Security Agreement, dated as of
              January 1, 1993, given by the IDA and the Partnership to the Collateral Agent *
10.9.9   -----First  Building Loan  Agreement,  dated as of January 1, 1993,  among the Trustee,  Sithe Funding and the Partnership  *
10.9.10  -----Second Building Loan Agreement, dated as of January 1, 1993, among the Trustee, Sithe Funding and the Partnership *
10.9.11  -----Bill of Sale and Assignment and Assumption Agreement dated as of
              August 25, 1992 between the General Partner, as assignor, and the Partnership, as assignee *
10.10    -----Water Service Agreements
10.10.1  -----Water  Service  Agreement,  dated as of May 11,  1992,  by and  between  the  Partnership  and the City of
              Oswego  *
10.10.2  -----Water  Facilities  Agreement,  dated as of August 18,  1992,  between  the  Partnership  and the County of
              Oswego  *
10.11    -----IDA Agreements
10.11.1  -----Lease Agreement, dated as of January 22, 1993, between the IDA and the Partnership*
10.11.2  -----Ground Lease, dated as of January 22, 1993, between the IDA and the Partnership *
10.11.3  -----Payment in Lieu of Taxes Agreement dated as of January 22, 1993 between the IDA and the Partnership *
10.12    -----Security Documents
10.12.1  -----Collateral Agency and Intercreditor Agreement, dated as of January 1, 1993, among Union Bank, the
              Trustee, Enron, the Partnership, Sithe Funding, the IDA and the Collateral Agent*
10.12.2  -----Security Agreement and Assignment of Contracts, dated as of January 1, 1993, made by the Partnership in favor of the Collateral Agent  *
10.12.3  -----Partner  Security  Agreement,  dated as of January 1, 1993,  among the  General  Partner,  Sithe  Energies
              U.S.A., Inc., Sithe Energies, Inc., Mitex, Inc. and the Collateral Agent*

                                      23

10.12.4  -----Equity  Contribution  Agreement,  dated as of January 1, 1993,  by the General  Partner,  Sithe  Energies,
              Inc., Sithe Energies  U.S.A.,  Inc.,  Mitex,  Inc. in favor of the Partnership and for the benefit of the Collateral Agent  *

27       -----Article 5 Financial Data Schedule of the  Partnership for the year ended December 31,
              1996*****

----------------
*        Incorporated  herein by reference from the Registration  Statement on Form S-1, file No.  33-59960,  filed with the Securities and Exchange  Commission (the "SEC") by  Sithe/Independence  Power  Partners,  L.P. on
         March 23, 1993, as amended.
**       Incorporated  herein by  reference  from the Annual  Report on Form 10-K for the year ended  December  31,
         1993 for Sithe/Independence Power Partners, L.P. filed with the SEC.
***      Incorporated  herein by  reference  from the Annual  Report on Form 10-K for the year ended  December  31,
         1994 for Sithe/Independence Power Partners, L.P. filed with the SEC.
****     Incorporated  herein by  reference  from the Annual  Report on Form 10-K for the year ended  December  31,
         1995 for Sithe Independence Power Partners, L.P. filed with the SEC.
*****    Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Sithe/Independence Funding Corporation
                                  (REGISTRANT)

March 27, 1997                    /s/   Richard J. Cronin III
                                  ---------------------------
                                  RICHARD J. CRONIN III
                                  CHIEF FINANCIAL OFFICER AND SENIOR VICE
                                  PRESIDENT (PRINCIPAL FINANCIAL AND ACCOUNTING
                                  OFFICER)

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     /s/ William Kriegel                    Chief Executive Officer, President            March 27, 1997
     ----------------------------------        and Director (Principal Executive
               William Kriegel                 Officer)

     /s/ Bruce Wrobel                       Executive Vice President and                  March 27, 1997
     ----------------------------------        Director
               Bruce Wrobel

     /s/ Frank Donohue                      Senior Vice President and Director            March 27, 1997
     ----------------------------------
               Frank Donohue

     /s/ Steven D. Burton                   Secretary, General Counsel and                March 27, 1997
     ----------------------------------        Director
               Steven D. Burton

     /s/ Richard J. Cronin III              Chief Financial Officer, Senior               March 27, 1997
     ----------------------------------        Vice President and Director
               Richard J. Cronin III           (Principal Financial and
                                               Accounting Officer)

     /s/ W. Harrison Wellford               Director                                      March 27, 1997
     ----------------------------------
               W. Harrison Wellford

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the co-registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Sithe/Independence Power Partners, L.P.
                                      ---------------------------------------
                                      (CO-REGISTRANT)

                                      By:  Sithe/Independence, Inc.
                                           ----------------------------------
                                           GENERAL PARTNER

March 27, 1997                        /s/  Richard J. Cronin III
                                      ---------------------------------------
                                      RICHARD J. CRONIN III
                                      CHIEF FINANCIAL OFFICER AND SENIOR
                                      VICE PRESIDENT (PRINCIPAL FINANCIAL
                                      AND ACCOUNTING OFFICER)

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     /s/ William Kriegel                    Chief Executive Officer, President            March 27, 1997
     ----------------------------------        and Director (Principal Executive
               William Kriegel                 Officer)

     /s/ Bruce Wrobel                       Executive Vice President and                  March 27, 1997
     ----------------------------------        Director
               Bruce Wrobel

     /s/ Frank Donohue                      Senior Vice President and Director            March 27, 1997
     ----------------------------------
               Frank Donohue

     /s/ Steven D. Burton                   Secretary, General Counsel and                March 27, 1997
     ----------------------------------        Director
               Steven D. Burton

     /s/ Richard J. Cronin III              Chief Financial Officer, Senior               March 27, 1997
     ----------------------------------        Vice President and Director
               Richard J. Cronin III           (Principal Accounting Financial
                                               and Officer)

     /s/ W. Harrison Wellford               Director                                      March 27, 1997
     ----------------------------------
               W. Harrison Wellford

                  SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                     (a Delaware Limited Partnership)

                                                            Page No.
Financial Statements

Independent Auditors' Report ..................................F-2
Consolidated Balance Sheets at December 31, 1996
 and 1995 .....................................................F-3
Consolidated Statements of Operations for the Years
 Ended December 31, 1996, 1995 and 1994 .......................F-4
Consolidated Statements of Partners' Capital (Deficiency) for
 the Years Ended December 31, 1996, 1995 and 1994 .............F-5
Consolidated Statements of Cash Flows for the Years
 Ended December 31, 1996, 1995 and 1994 .......................F-6
Notes to Consolidated Financial Statements.....................F-7

All financial statement schedules are omitted because they are not applicable, or not required, or because the required information is included in the Financial Statements or Notes thereto.

                       INDEPENDENT AUDITORS' REPORT

SITHE/INDEPENDENCE POWER PARTNERS, L.P.

We have audited the accompanying consolidated balance sheets of Sithe/Independence Power Partners, L.P. (a Delaware limited partnership) and its subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of operations, partners' capital (deficiency) and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sithe/Independence Power Partners, L.P. and its subsidiary as of December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

Deloitte & Touche LLP

New York, New York
March 7, 1997

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                                          DECEMBER 31,
                                                                                                  ------------------------------
                                                                                                    1996                1995
                                                                                                  ----------          ----------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                                     $        4          $      942
   Restricted cash and cash equivalents                                                              73,412              56,036
   Restricted investments                                                                            14,610                   -
   Accounts receivable - trade                                                                       39,782              35,321
   Fuel, inventory and other current assets                                                           2,887               2,862
                                                                                                 -----------         -----------
        TOTAL CURRENT ASSETS                                                                        130,695              95,161
PROPERTY, PLANT AND EQUIPMENT, AT COST:
   Land                                                                                               5,875               5,875
   Electric and steam generating facilities                                                         755,020             750,769
                                                                                                 -----------         -----------
                                                                                                    760,895             756,644
   Accumulated depreciation                                                                         (37,707)            (18,928)
                                                                                                 -----------         -----------
                                                                                                    723,188             737,716
DEBT ISSUANCE COSTS                                                                                  10,265              11,350
OTHER ASSETS                                                                                          3,323               1,661
                                                                                                 -----------         -----------
   TOTAL ASSETS                                                                                  $  867,471           $ 845,888
                                                                                                 ===========         ===========


LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Trade payables                                                                                $   24,264          $   20,190
   Accrued interest                                                                                     174              30,910
   Current portion of long-term debt                                                                 10,202              11,382
   Accrued construction costs and retentions                                                          9,249              16,587
                                                                                                 -----------         -----------
      TOTAL CURRENT LIABILITIES                                                                      43,889              79,069

LONG-TERM DEBT:
   7.90% secured notes due 2002                                                                     128,753             138,957
   8.50% secured bonds due 2007                                                                     150,839             150,839
   9.00% secured bonds due 2013                                                                     408,609             408,609
                                                                                                 -----------         -----------
                                                                                                    688,201             698,405
OTHER LIABILITIES                                                                                    11,682               5,680
COMMITMENTS AND CONTINGENCIES
PARTNERS' CAPITAL                                                                                   123,699              62,734
                                                                                                 -----------         -----------
TOTAL LIABILITIES AND PARTNERS' CAPITAL                                                          $  867,471          $  845,888
                                                                                                 ===========         ===========


                 See notes to consolidated financial statements.

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)




                                                                                   YEARS ENDED DECEMBER 31,
                                                                        --------------------------------------------
                                                                            1996            1995             1994
                                                                        -----------      ----------      -----------
REVENUE                                                                 $  379,024       $ 335,844       $    2,749
                                                                        -----------      ----------      -----------
COST OF SALES:
   Fuel                                                                    198,947         187,847            1,233
   Operations and maintenance                                               41,087          39,333              302
   Depreciation                                                             18,779          18,778              150
                                                                        -----------      ----------      -----------
                                                                           258,813         245,958            1,685
                                                                        -----------      ----------      -----------

OPERATING INCOME                                                           120,211          89,886            1,064

NON-OPERATING INCOME (EXPENSES):
   Interest expense                                                        (63,441)        (64,261)         (13,910)
   Interest and other income, net                                            4,187           4,525            5,704
                                                                        -----------      ----------      -----------

NET INCOME (LOSS)                                                       $   60,957       $  30,150       $   (7,142)
                                                                        ===========      ==========      ===========

                 See notes to consolidated financial statements.

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

             CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIENCY)
                                 (IN THOUSANDS)

                                                                                                   UNREALIZED           TOTAL
                                                                                                    LOSS ON           PARTNERS'
                                                               GENERAL            LIMITED          MARKETABLE          CAPITAL
                                                               PARTNER           PARTNERS          SECURITIES         (DEFICIENCY)
                                                             ------------        ----------      -------------        ----------
BALANCE, JANUARY 1, 1994                                        $    -            $   (266)            $   -           $   (266)

Net loss                                                             -              (7,142)                -             (7,142)

Unrealized loss on
marketable securities                                                -                   -              (223)              (223)
                                                               --------          ----------        ----------         ----------

BALANCE, DECEMBER 31, 1994                                           -             (7,408)              (223)            (7,631)

Capital contribution                                               400              39,600                 -             40,000

Net income                                                         302              29,848                 -             30,150

Change in unrealized loss
on marketable securities                                             -                   -               215                215
                                                               --------          ----------        ----------         ----------

BALANCE, DECEMBER 31, 1995                                         702              62,040                (8)            62,734


Net income                                                         610              60,347                 -             60,957

Change in unrealized loss
on marketable securities                                             -                   -                 8                  8
                                                               --------          ----------        ----------         ----------


BALANCE, DECEMBER 31, 1996                                      $1,312            $122,387             $   -           $123,699
                                                               ========         ===========          ========         ==========

                 See notes to consolidated financial statements.

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                      YEARS ENDED DECEMBER 31,
                                                                              -------------------------------------------
                                                                                1996             1995             1994
                                                                              ---------        ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                          $ 60,957         $ 30,150       $   (7,142)
   Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
        Depreciation                                                            18,779           18,778              150
        Net interest costs funded by short-term
          investments                                                                -                -            7,722
        Amortization of deferred financing costs                                 1,085            1,150              241
        Changes in operating assets and liabilities:
          Accounts receivable - trade                                           (4,461)         (24,816)          (2,749)
          Fuel inventory and other current assets                                  (25)          (2,598)            (264)
          Other assets                                                          (1,662)          (1,661)               -
          Trade payables and other current liabilities                           4,074           14,767            1,535
          Accrued interest payable                                             (30,736)          30,738                -
          Other liabilities                                                      6,002            5,680                -
                                                                             ----------       ----------      -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                             54,013           72,188             (507)
                                                                             ----------       ----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Construction costs                                                       (11,589)         (65,945)        (249,579)
      Restricted funds                                                         (31,978)         (55,643)            (393)
      Use of funds designated for construction                                       -           17,792          258,152
      Net interest costs funded by short-term investments                            -                -           (7,722)
                                                                             ----------       ----------      -----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                            (43,567)        (103,796)             458
                                                                             ----------       ----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on secured notes                                         (11,384)          (7,454)               -
   Capital contribution                                                              -           40,000                -
                                                                             ----------       ----------      -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                            (11,384)          32,546                -
                                                                             ----------       ----------      -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              (938)             938              (49)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                     942                4               53
                                                                             ----------       ----------      -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                     $       4       $      942       $        4
                                                                             ==========       ==========      ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash payments for interest (net of amounts capitalized)                   $  61,179       $   31,031       $   13,910




                 See notes to consolidated financial statements.

                    SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (a Delaware Limited Partnership)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Partnership

    Sithe/lndependence Power Partners, L.P. (the "Partnership"), in which Sithe Energies, Inc. ("Sithe Energies") and certain of its direct and indirect wholly-owned subsidiaries (the "Partners") hold all the partnership interests, is a Delaware limited partnership that was formed in November 1990 for a term of 50 years to develop, construct and own a gas fired cogeneration facility with a design capacity of approximately 1,000 megawatts (the "Project") located in the Town of Scriba, County of Oswego, New York. Sithe/lndependence, Inc., an indirect wholly-owned subsidiary of Sithe Energies, is the General Partner. Prior to the commencement of commercial operation for financial reporting purposes on December 29, 1994, the Partnership was in the development stage and its activities consisted of development and construction of the Project.

     The Partnership has entered into a 40-year power sales contract with Consolidated Edison Company of New York ("Con Edison"), a 20-year power sales contract with Niagara Mohawk Power Corporation ("Niagara Mohawk') and a 22-year contract for thermal energy and electricity sales with Alcan Aluminum Corporation ("Alcan").

     Sithe Energies is an independent energy producer engaged, through its subsidiaries, in the development construction, ownership and operation of non-utility electric generating facilities. At December 31, 1996, Sithe Energies owned or leased twenty-three electric generating facilities, including the Project, representing approximately 1,752 megawatts ("MW") of operating capacity and its approximately 160 MW Smithfield project near Sydney, Australia was under construction with commercial operation anticipated in the second quarter of 1997. As of December 31, 1996, Sithe Energies is actively pursuing a number of development projects in the United States and internationally. Sithe Energies is presently owned 61.3% by Compagnie Generale des Eaux, 27.6% by Marubeni Corporation and 11.1 % by its two other founders.

2. Summary of Significant Accounting Policies

     The accompanying consolidated financial statements include the accounts of the Partnership and Sithe/lndependence Funding Corporation ("Sithe Funding"), a wholly-owned subsidiary formed by the Partnership for the purpose of issuing debt securities in connection with financing the Project. All significant intercompany transactions and balances have been eliminated. Certain amounts have been reclassified to conform to the 1996 presentation.

     From its inception on November 1, 1990 through December 29, 1994, the Partnership was in the development stage. All construction costs and all project development costs incurred subsequent to obtaining the power sales contract with Con Edison in 1991 were capitalized.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                    SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (a Delaware Limited Partnership)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Cash and cash equivalents, including restricted cash, consist of bank deposits, commercial paper and certificates of deposit that mature within three months of their purchase.

     Restricted investments include U.S. treasury notes and other debt securities with maturities of more than three months from the date of their purchase.

     Depreciation of electric and steam generating facilities is computed using the straight-line method over the 40-year estimated economic life of the Project.

     Prior to the commencement of commercial operations on December 29, 1994, all interest on qualifying construction expenditures was capitalized. All interest costs incurred subsequent to such date have been charged to expense. The total amount of interest costs incurred in 1996, 1995 and 1994 was $63.4 million, $64.3 million and $63.2 million, respectively, of which $49.3 million was capitalized in 1994.

     Revenue from the sale of electricity and steam is recorded based upon output delivered and capacity provided at the payment rates as specified under contract terms.

     Revenue for 1996 consisted of $343.3 million from sales of electricity and steam and $35.7 million from gas sale transactions. During 1996, Con Edison, Niagara Mohawk and Alcan accounted for 92%, 5% and 3%, respectively, of the sales of electricity and steam. During 1995, Con Edison accounted for 91% of the Partnership's revenue, Niagara Mohawk accounted for 6% and Alcan accounted for the remaining 3%.

     The Partnership evaluates the operating and financial performance of its long-lived assets for potential impairments in accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which prescribes the method for measuring impairment. If an asset is determined to be impaired, the capitalized costs are written down to fair value.

     Routine maintenance and repairs are charged to expense as incurred. The estimated cost of scheduled major equipment overhauls is normalized through systematic charges to cost of sales.

     Legal fees and other direct costs incurred in connection with the issuance of long-term debt are being deferred and amortized to interest cost using the interest method over the term of the long-term debt.

     Since the Partnership is not an income tax paying entity, the accompanying consolidated financial statements do not reflect any income tax effects. Sithe Funding is a taxable entity, but has no taxable income since its interest income is equal to its interest expense.

                    SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (a Delaware Limited Partnership)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Financing

     Financing for the project consisted of a loan to the Partnership by Sithe Funding of the proceeds of its issuance of $717.2 million of notes and bonds (the "Securities") and $60 million of capital contributions by the Partners. Aggregate maturities of the Securities over the next five years are as follows:
$10.2 million in 1997, $18.9 million in 1998, $27.4 million in 1999, $19.3 million in 2000 and $32.4 million in 2001. The Securities are guaranteed by the Partnership and secured by substantially all of the assets of the Partnership.

     In addition, the Partners obtained a credit facility under which one or more letters of credit may be issued in connection with their obligations pursuant to certain Project contracts, and, as of December 31, 1996, letters of credit aggregating $16.1 million were outstanding in connection with such obligations. The Partnership has funded the Project's debt service reserve fund with a letter of credit in the amount of $50 million and as of December 31, 1996 had sufficient restricted cash on hand to meet its cumulative additional debt service reserve and major overhaul reserve funding requirements as of such date of $22.0 million and $5.1 million, respectively. To secure the Partnership's obligation to pay any amounts drawn under the debt service letter of credit, the letter of credit provider has been assigned a security interest and lien on all of the collateral in which the holders of the Securities have been assigned a security interest and lien.

     The Partnership is precluded from making distributions to the Partners until formal notice of final construction completion is given to the trustee for the Securities, which is expected to occur in the second quarter of 1997, project reserve accounts are funded to specified levels, as discussed above, and unless the required debt service coverage ratio is met, which was the case in 1996.

4. Interest Income and Expense

     Results of operations for 1994 were impacted by the recognition of interest expense required with respect to the "negative interest arbitrage" associated with the financing and construction of the Project. Proceeds from the issuance of the Securities included an amount sufficient to pay interest on the Securities during the construction period. The net interest expense resulting from the excess of the 8.65% weighted average interest rate on the Securities over the rate earned on the investment of the unspent funds is required to be charged against income. Negative interest arbitrage for 1994 was $7.7 million.

                    SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (a Delaware Limited Partnership)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Financial Instruments

     Financial instruments which potentially subject the Partnership to concentrations of risk consist principally of temporary cash investments, restricted funds and trade receivables. The Partnership invests its temporary cash investments and restricted investments in U.S. government obligations and financial instruments of highly-rated financial institutions. Trade receivables are from major regulated electric utilities and the associated credit risks are limited.

     The carrying values reflected in the balance sheet at December 31, 1996 and 1995 reasonably approximate the fair values for cash and cash equivalents, restricted investments, trade receivables and construction payables and retentions. In making such assessment, the Partnership utilized credit reviews. The Partnership estimates that the fair value of the Securities at December 31, 1996 and 1995 were $710.3 million and $735.5 million, respectively, based on quoted market prices, which were $11.9 million and $25.7 million higher, respectively, than the historical carrying values of $698.4 million and $709.8 million, respectively.

     At December 31, 1996 and 1995, the aggregate fair value of the Partnership's available-for-sale debt securities closely approximated the amortized cost of such securities.

     During the year ended December 31, 1995, proceeds from sales of available-for-sale securities were $54.1 million and realized losses were $.2 million.

6. Commitments and Contingencies

   Litigation and Claims

     On March 29, 1996, the Partnership filed a petition with the Federal Energy Regulatory Commission ("FERC") alleging Niagara Mohawk has been overcharging for the transmission of electricity in violation of FERC policy by calculating transmission losses on an incremental basis. The Partnership believes that transmission losses should be calculated on an average basis. The Partnership has been recording its transmission expense at the disputed, higher rate. As of December 31, 1996, the Partnership estimates it was owed approximately $5.6 million for transmission overcharges. The Partnership requested that FERC order Niagara Mohawk to recalculate the transmission losses beginning in October 1994, when it began wheeling power from the Project. In September 1996, the FERC issued an order dismissing the Partnership's complaint and requiring Niagara Mohawk to provide the Partnership with information regarding the calculation of transmission losses. In October 1996, the Partnership filed a request for rehearing of the FERC's order. The FERC has yet to act on this request. The Partnership intends to continue to vigorously pursue this matter.

                    SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (a Delaware Limited Partnership)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

   Gas Supply

The Partnership has entered into a 20-year gas supply agreement with Enron Power Services, Inc. ("Enron"), and 20-year transmission services and interconnection agreements for gas transportation with several pipeline companies, each with a term or expected term of at least twenty years. Aggregate minimum commitments under these contracts over the next five years are as follows: $226.5 million in 1997, $237.0 million in 1998, $247.4 million in 1999, $203.8 million in 2000 and $203.9 million in 2001.

     The Partnership recognizes fuel expense for gas consumed at its plant based on pricing provided for in the Project's 20-year gas supply agreement with Enron. Pursuant to such agreement, the price for the first 116,000 MMBtu's of natural gas per day ("Tier I" gas) is fixed for the first five years of the agreement and thereafter fluctuates with pricing based on a pre-determined multiple of Con Edison's actual avoided energy price as well as certain other payments made by Con Edison to the Project. Up to an additional 76,291 MMBtu's of gas consumed per day by the Project ("Tier II" gas) is priced based on the pre-determined multiple applied to Niagara Mohawk's "energy only" rate.

     Enron will maintain a notional tracking account to account for differences between the contract price and spot gas prices, except that there will be no such tracking with respect to the Tier I gas during the first five years of the contract. The tracking account would be increased if the then current spot gas price is greater than the contract price and would be decreased if the then current spot gas price is lower than the contract price. The tracking account bears interest at 1% over prime. Enron has been given a security interest in the plant, which is subordinated to payments for secured debt service and certain letter of credit reimbursement obligations, to secure any tracking account balance. As of December 31, 1996, the Partnership estimates that the balance in the tracking account amounted to approximately $56.3 million. If at any time the tracking account balance exceeds 50% of the plant's then fair market value, the Partnership will be required to reduce the tracking balance by paying to Enron the lesser of (a) the amount necessary to reduce the tracking balance to 50% of the plant's fair market value or (b) (i) during years 6 through 15 of the contract, all incremental revenues as defined in the contract and (ii) thereafter 50% of qualifying cash flows also as defined in the contract plus all incremental revenues. If a positive balance exists in the tracking account at the end of the contract term, the Partnership will be required either to pay the balance in the tracking account or to convey to Enron an equity ownership in the plant based on the ratio of the tracking account balance to the facility's fair market value at such time.

     At present, the Partnership's expectation based on its projection of energy and gas prices is that there will not be a positive balance in the tracking account at the end of the contract term and that during the term of the contract it will not be required to make any tracking account balance reduction payments.

                    SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (a Delaware Limited Partnership)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

   Other

     The Partnership's power sales contract with Con Edison includes an option that would allow Con Edison to terminate the power sales contract with the Partnership upon satisfaction of certain conditions including assuming all of the Partnership's financial and contractual obligations related to the Project and paying an amount to the Partnership determined by a formula based on estimated future revenues and expenses under the contract.

     Under the terms of the power sales contract with Con Edison, electricity will generally be sold to Con Edison at prices based on Con Edison's actual avoided energy costs plus a fixed price per KWH. Changes in the avoided-cost-based energy component of billings by the Partnership to Con Edison will impact the Partnership's profitability, particularly during the first five years of operation when the price for gas associated with energy deliveries to Con Edison is fixed.

     A petition requesting permission to curtail (i.e., limit or suspend) purchases of power from independent power producers was filed by Niagara Mohawk, and the Public Service Commission of the State of New York (the "PSC") instituted a proceeding to consider the merits of the petition. In August 1996, the PSC issued a notice inviting comments regarding whether and when utilities should be permitted to curtail purchases from independent power producers. In December 1996, the Partnership submitted comments to the PSC with respect to this matter but the PSC has not yet issued an order. The Partnership intends to vigorously oppose any efforts by the PSC and/or individual utilities to curtail purchases of power from independent power producers. The Partnership's power sales contract with Niagara Mohawk covers up to approximately 300MW in any hourly period. A decision by the PSC permitting Niagara Mohawk to implement curtailment could adversely affect the Partnership's operating revenue.

7. Related Party Transactions

     The Partnership has entered into an operations and maintenance agreement with Sithe Energies Power Services, Inc. ("Sithe Power Services"), an indirect wholly-owned subsidiary of Sithe Energies, under which Sithe Power Services will provide all operations and maintenance services for the Project for twenty years following the Date of Commercial Operation on a cost reimbursement basis. In addition, the agreement calls for the Partnership to pay Sithe Power Services a $525,000 annual fee, which escalates at 5% per annum, for management and administrative services provided by Sithe Power Services to the Partnership.