Form 10-Q
period 1997-03-31
SITHE INDEPENDENCE FUNDING CORP; SITHE INDEPENDENCE POWER PARTNERS LP
filed 1997-05-15
CIK 899281, 899322

Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the Quarter Ended March 31, 1997            Commission File Number  33-59960

                     Sithe/Independence Funding Corporation
             (Exact name of registrant as specified in its charter)

                Delaware                               13-3677475
                --------                               ----------
     (State or other jurisdiction of     (I.R.S. Employer Identification Number)
     incorporation or organization)

   450 Lexington Avenue, New York, NY                    10017
   ----------------------------------                    -----
(Address of principal executive offices)               (Zip code)

                                 (212)-450-9000
                                 --------------
              (Registrant's telephone number, including area code)

                     Sithe/Independence Power Partners, L.P.
             (Exact name of registrant as specified in its charter)

                Delaware                               33-0468704
                --------                               ----------
     (State or other jurisdiction of     (I.R.S. Employer Identification Number)
     incorporation or organization)

   450 Lexington Avenue, New York, NY                     10017
   ----------------------------------                     -----
(Address of principal executive offices)               (Zip code)

                                 (212)-450-9000
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                 |X| Yes  |_| No

                     Sithe/Independence Power Partners, L.P.
                     Sithe/Independence Funding Corporation

                                                                        Page No.
                                                                        --------
Part I   Financial Information

Sithe/Independence Power Partners, L.P.
(a Delaware Limited Partnership)

Financial Statements:
     Consolidated Balance Sheets at March 31, 1997 and
        December 31, 1996 (Unaudited).....................................  3
     Consolidated Statements of Operations for the Three
        Months Ended March 31, 1997 and 1996 (Unaudited)..................  4
     Consolidated Statement of Partners' Capital for the Three
        Months Ended March 31, 1997 (Unaudited)...........................  5
     Consolidated Statements of Cash Flows for the Three Months
        Ended March 31, 1997 and 1996 (Unaudited).........................  6
     Notes to Consolidated Financial Statements  (Unaudited)..............  7

Management's Discussion and Analysis of Financial Condition
    and Results of Operations.............................................  8

Part II   Other Information

Item 6.         Exhibits and Reports on Form 8-K.......................... 10

Signatures      .......................................................... 11

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (a Delaware Limited Partnership)

                     CONSOLIDATED BALANCE SHEETS (Unaudited)
                                 (In thousands)

                                                        March 31,   December 31,
                                                          1997         1996
                                                        ---------    ---------
ASSETS

Current assets:
   Cash and cash equivalents                            $     709    $       4
   Restricted cash and cash equivalents                   104,350       73,412
   Restricted investments                                  16,780       14,610
   Accounts receivable - trade                             35,019       39,782
   Fuel inventory and other current assets                  4,859        2,887
                                                        ---------    ---------
        Total current assets                              161,717      130,695

Property, plant and equipment, at cost:
   Land                                                     5,875        5,875
   Electric and steam generating facilities               764,088      755,020
                                                        ---------    ---------
                                                          769,963      760,895
   Accumulated depreciation                               (42,624)     (37,707)
                                                        ---------    ---------
                                                          727,339      723,188

Debt issuance costs                                         9,994       10,265
Other assets                                                2,975        3,323
                                                        ---------    ---------

   Total assets                                         $ 902,025    $ 867,471
                                                        =========    =========

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Trade payables                                       $  24,194    $  24,264
   Accrued interest                                        15,317          174
   Current portion of long-term debt                       10,202       10,202
   Accrued construction costs and retentions                5,623        9,249
                                                        ---------    ---------
      Total current liabilities                            55,336       43,889

Long-term debt:
   7.90% secured notes due 2002                           128,753      128,753
   8.50% secured bonds due 2007                           150,839      150,839
   9.00% secured bonds due 2013                           408,609      408,609
                                                        ---------    ---------
                                                          688,201      688,201

Other liabilities                                           3,662       11,682

Commitments and contingencies

Partners' capital                                         154,826      123,699
                                                        ---------    ---------

   Total liabilities and partners' capital              $ 902,025    $ 867,471
                                                        =========    =========

                 See notes to consolidated financial statements.

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (a Delaware Limited Partnership)

                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                                 (In thousands)

                                                            Three Months
                                                           Ended March 31,
                                                     --------------------------
                                                       1997             1996
                                                     ---------        ---------
Revenue                                              $ 105,467        $ 113,410
                                                     ---------        ---------

Cost of sales:
   Fuel                                                 53,379           53,227
   Operations and maintenance                            2,006           10,333
   Depreciation                                          4,917            4,695
                                                     ---------        ---------
                                                        60,302           68,255
                                                     ---------        ---------

Operating income                                        45,165           45,155

Non-operating income (expense):
   Interest expense                                    (15,697)         (15,802)
   Other income, net                                     1,659              464
                                                     ---------        ---------

Net income                                           $  31,127        $  29,817
                                                     =========        =========

                 See notes to consolidated financial statements

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (a Delaware Limited Partnership)

             CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (Unaudited)
                                 (In thousands)

                                                                        Total
                                            General      Limited       Partners'
                                            Partner      Partners       Capital
                                            ------       --------      --------

Balance, January 1, 1997                    $1,312       $122,387      $123,699

Net income                                     311         30,816        31,127
                                            ------       --------      --------

Balance, March 31, 1997                     $1,623       $153,203      $154,826
                                            ======       ========      ========

                 See notes to consolidated financial statements.

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (a Delaware Limited Partnership)

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In thousands)

                                                               Three Months
                                                              Ended March 31,
                                                            -------------------
                                                              1997       1996
                                                            --------   --------
Cash flows from operating activities:
   Net income                                               $ 31,127   $ 29,817
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation                                          4,917      4,695
         Amortization of deferred financing costs                271        273
         Changes in operating assets and liabilities:
            Accounts receivable - trade                        4,763    (13,857)
            Fuel inventory and other current assets           (1,972)    (3,135)
            Other assets                                         348        347
            Trade payables                                       (70)     9,715
            Accrued interest payable                          15,143    (15,515)
            Other liabilities                                 (8,020)     1,652
                                                            --------   --------

Net cash provided by operating activities                     46,507     13,992
                                                            --------   --------

Cash flows from investing activities:
   Capital expenditures                                      (12,694)   (16,092)
   Restricted funds                                          (33,108)     8,799
                                                            --------   --------

Net cash used in investing activities                        (45,802)    (7,293)
                                                            --------   --------

Cash flows from financing activities:
   Principal payments of long-term debt                         --       (7,455)
                                                            --------   --------

Net cash used in financing activities                           --       (7,455)
                                                            --------   --------

Net increase (decrease) in cash and cash equivalents             705       (756)

Cash and cash equivalents at beginning of period                   4        942
                                                            --------   --------

Cash and cash equivalents at end of period                  $    709   $    186
                                                            ========   ========

Supplemental cash flow information
   Cash payments:
      Interest (net of amounts capitalized)                 $   --     $ 30,736

                 See notes to consolidated financial statements.

                     Sithe/Independence Power Partners, L.P.
                        (a Delaware Limited Partnership)

             Notes to Consolidated Financial Statements (Unaudited)

1. The Partnership

      Sithe/Independence Power Partners, L.P. (the "Partnership"), in which Sithe Energies, Inc. and certain of its direct and indirect wholly-owned subsidiaries (the "Partners") hold all the partnership interests, is a Delaware limited partnership that was formed in November 1990 for a term of 50 years to develop, construct and own a gas-fired cogeneration facility with a design capacity of approximately 1,000 megawatts (the "Project") located in the Town of Scriba, County of Oswego, New York. The Project commenced commercial operation for financial reporting purposes on December 29, 1994. The majority of the capacity and electric energy generated by the Project is sold to Consolidated Edison Company of New York, Inc. ("Con Edison") and Alcan Aluminum Corporation with the remainder of the electric energy being sold to Niagara Mohawk Power Corporation ("Niagara Mohawk").

2. Basis of Presentation

      The accompanying consolidated balance sheets at March 31, 1997 and December 31, 1996 and the consolidated statements of operations and cash flows for the three months ended March 31, 1997 and 1996 should be read in conjunction with the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 1996 for the Partnership and its wholly-owned subsidiary, Sithe/Independence Funding Corporation.

      The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year. The unaudited financial information at March 31, 1997 and for the three months ended March 31, 1997 and 1996 contains all adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the operating results for such periods.

      Effective January 1, 1997, the Partnership entered into a twelve-year service agreement with General Electric Company ("GE") under which the Partnership will pay GE specified amounts per megawatt-hour of net generation to perform all scheduled major equipment overhauls for the Project's gas turbines, steam turbines and generators (the "covered units") during such period. As a result of such agreement, which, among other things, was entered into to lock in the cost of future major overhauls for the covered units, the Partnership discontinued the application of its major overhaul cost normalization policy for the covered units as of the beginning of the first quarter of 1997. In that connection, in the first quarter of 1997, the Partnership was required to reverse to income as a credit to maintenance expense the $8.2 million of major overhaul reserves for the covered units that had been established in prior years under that policy.

                     Sithe/Independence Power Partners, L.P.
                        (a Delaware Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Results of Operations

      Revenue for the first quarter of 1997 of $105.4 million was $7.9 million (7%) lower than in the first quarter of 1996 reflecting lower incremental revenue from selling gas instead of electricity as the mild 1997 winter and resultant low gas prices afforded fewer arbitrage opportunities than in the first quarter of 1996; one less day of generation than in the first quarter of 1996 which was a leap year; a change in the mix of sales due to certain curtailments on transmission of energy deliveries to Con Edison; and lower Niagara Mohawk tariffs.

      Cost of sales for the first quarter of 1997 of $60.3 million declined by $8.0 million from the corresponding quarter of last year reflecting an $8.2 million credit to maintenance expense that the Partnership was required to record in connection with the discontinuance of its major overhaul cost normalization policy for its gas turbines, steam turbines and generators as discussed in Note 2 to the unaudited financial statements included in this Quarterly Report on Form 10-Q.

      Interest expense for the first quarter of 1997 decreased by $.1 million from the corresponding quarter of last year due to the lower outstanding amount of long-term debt. Other income, net, which consisted of interest income for both periods, increased by $1.2 million over the comparable quarter of last year due to the higher average balances of restricted funds.

Liquidity and Capital Resources

      Under a credit facility obtained by the Partners, one or more letters of credit may be issued in connection with their obligations pursuant to certain Project contracts, and, as of March 31, 1997, letters of credit aggregating $16.0 million were outstanding in connection with such obligations. Also, the Partnership secured the Project's debt service obligations with a letter of credit in the amount of $50 million and as of March 31, 1997 had sufficient restricted cash on hand to meet its cumulative additional debt service reserve and major overhaul reserve funding requirements pursuant to the Securities Indenture as of such date of $33.0 million and $5.4 million, respectively. To secure the Partnership's obligation to pay any amounts drawn under the debt service letter of credit, the letter of credit provider has been assigned a security interest and lien on all of the collateral in which the holders of the Securities have been assigned a security interest and lien.

      The Partnership presently believes that funds available from cash on hand, restricted funds, operations and the debt service letter of credit will be more than sufficient to liquidate Partnership obligations as they come due, pay future Project debt service and make future required contributions to project reserve accounts.

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

                          Part II -- Other Information

Item 6.      Exhibits and Reports on Form 8-K

      (a)    Exhibits:

                Exhibit No.                 Description of Exhibit
                -----------                 ----------------------

                  27 ---- Article 5 Financial Data Schedule of Sithe/Independence Power Partners, L.P. for the quarter ended March 31, 1997.

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

                                       Sithe/Independence Funding Corporation
                                       --------------------------------------
                                       (Registrant)

May 14, 1997                           /s/ Richard J. Cronin III
                                       --------------------------------------
                                       Richard J. Cronin III
                                       Chief Financial Officer and
                                         Senior Vice President
                                       (Principal Financial and
                                         Accounting Officer)



Pursuant to the requirements of the Securities Exchange Act of 1934, the co-registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Sithe/Independence Power Partners, L.P.
                                       --------------------------------------
                                       (Registrant)

                                       By:    Sithe/Independence, Inc.
                                              General Partner

May 14, 1997                                  /s/ Richard J. Cronin III
                                              --------------------------------
                                              Richard J. Cronin III
                                              Chief Financial Officer and
                                                 Senior Vice President
                                              (Principal Financial and
                                                 Accounting Officer)