Form 10-Q
period 1997-06-30
SITHE INDEPENDENCE FUNDING CORP
filed 1997-08-12
CIK 899281

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 1997    Commission File Number  33-59960

                        SITHE/INDEPENDENCE FUNDING CORPORATION
                (Exact name of registrant as specified in its charter)

              DELAWARE                                13-3677475
              --------                                ----------
    (State or other jurisdiction of    (I.R.S. Employer Identification Number)
    incorporation or organization)

450 LEXINGTON AVENUE, NEW YORK, NY                            10017
----------------------------------                            -----
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

                       SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                       SITHE/INDEPENDENCE FUNDING CORPORATION

                                                                        PAGE NO.

PART I   FINANCIAL INFORMATION

SITHE/INDEPENDENCE POWER PARTNERS, L.P.
(a Delaware Limited Partnership)

Financial Statements:
    Consolidated Balance Sheets at June 30, 1997 and
       December 31, 1996 (Unaudited)..........................................3
    Consolidated Statements of Operations for the Three and Six
       Months Ended June 30, 1997 and 1996 (Unaudited)........................4
    Consolidated Statement of Partners' Capital for the Six
       Months Ended June 30, 1997 (Unaudited).................................5
    Consolidated Statements of Cash Flows for the Six Months
       Ended June 30, 1997 and 1996 (Unaudited)...............................6
    Notes to Consolidated Financial Statements  (Unaudited)...................7

Management's Discussion and Analysis of Financial Condition
    and Results of Operations.................................................9

PART II   OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K....................................11

Signatures...................................................................12

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                 (IN THOUSANDS)


                                                        JUNE 30,                 DECEMBER 31,
                                                          1997                       1996
                                                      --------------             --------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                       $          3,010          $               4
   Restricted cash and cash equivalents                      81,079                     73,412
   Restricted investments                                    27,184                     14,610
   Accounts receivable - trade                               28,857                     39,782
   Fuel inventory and other current assets                    1,862                      2,887
                                                      --------------             --------------
   TOTAL CURRENT ASSETS                                     141,992                    130,695

PROPERTY, PLANT AND EQUIPMENT, AT COST:
   Land                                                       5,010                      5,875
   Electric and steam generating facilities                 764,289                    755,020
                                                      --------------             --------------
                                                            769,299                    760,895
   Accumulated depreciation                                 (47,541)                   (37,707)
                                                      --------------             --------------
                                                            721,758                    723,188

Debt Issuance Costs                                           9,733                     10,265
Other Assets                                                  2,628                      3,323
                                                      --------------             --------------

   TOTAL ASSETS                                    $        876,111          $         867,471
                                                      ==============             ==============

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Trade payables                                  $         18,676          $          24,264
   Accrued interest                                             174                        174
   Current portion of long-term debt                         14,529                     10,202
   Accrued construction costs and retentions                  5,045                      9,249
                                                      --------------             --------------
   TOTAL CURRENT LIABILITIES                                 38,424                     43,889

LONG-TERM DEBT:
   7.90% secured notes due 2002                             119,325                    128,753
   8.50% secured bonds due 2007                             150,839                    150,839
   9.00% secured bonds due 2013                             408,609                    408,609
                                                      --------------             --------------
                                                            678,773                    688,201

Other Liabilities                                             4,872                     11,682

Commitments and Contingencies

Partners' Capital                                           154,042                    123,699
                                                      --------------             --------------

   TOTAL LIABILITIES AND PARTNERS' CAPITAL         $        876,111          $         867,471
                                                      ==============             ==============


                 See notes to consolidated financial statements.

                    SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                 (IN THOUSANDS)


                                                    THREE MONTHS                              SIX MONTHS
                                                    ENDED JUNE 30,                           ENDED JUNE 30,
                                          -------------------------------           -------------------------------
                                              1997               1996                   1997               1996
                                          ------------       ------------           ------------       ------------

REVENUE                                   $    79,328        $    82,172            $   184,795        $   195,582
                                          ------------       ------------           ------------       ------------

COST OF SALES:

   Fuel                                        50,550             44,953                103,929             98,180
   Operations and maintenance                  10,812              9,985                 12,818             20,318
   Depreciation                                 4,917              4,694                  9,834              9,389
                                          ------------       ------------           ------------       ------------
                                               66,279             59,632                126,581            127,887
                                          ------------       ------------           ------------       ------------

OPERATING INCOME                               13,049             22,540                 58,214             67,695

INTEREST INCOME (EXPENSE):

   Interest expense                           (15,763)           (15,887)               (31,460)           (31,689)
   Interest income                              1,930                966                  3,589              1,430
                                          ------------       ------------           ------------       ------------

NET INCOME (LOSS)                         $      (784)       $     7,619            $    30,343        $    37,436
                                          ============       ============           ============       ============
















                 See notes to consolidated financial statements

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

             CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (UNAUDITED)
                                 (IN THOUSANDS)



                                                                                  TOTAL
                                       GENERAL             LIMITED              PARTNERS'
                                       PARTNER             PARTNERS              CAPITAL
                                     ------------         -----------        --------------

BALANCE, JANUARY 1, 1997             $   1,312          $    122,387         $     123,699

Net income                                 303                30,040                30,343
                                       --------           -----------          ------------

BALANCE, JUNE 30, 1997               $   1,615          $    152,427         $     154,042
                                     ==========         =============        ==============









                 See notes to consolidated financial statements.

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)


                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)



                                                                                  SIX MONTHS
                                                                                ENDED JUNE 30,
                                                                       ------------------------------
                                                                          1997               1996
                                                                       -----------        -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                        $     30,343         $   37,436
   Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation                                                        9,834            9,389
        Amortization of deferred financing costs                              532              543
        Changes in operating assets and liabilities:
            Accounts receivable - trade                                    10,925            2,947
            Fuel inventory and other current assets                         1,025              731
            Other assets                                                      695              694
            Trade payables                                                 (5,588)           1,038
            Accrued interest payable                                            -             (450)
            Other liabilities                                              (5,945)           3,304
                                                                     -------------       ------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                  41,821             55,632
                                                                     -------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                   (13,473)            (9,310)
   Restricted funds                                                       (20,241)           (38,193)
                                                                     -------------       ------------

NET CASH USED IN INVESTING ACTIVITIES                                     (33,714)           (47,503)
                                                                     -------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments of long-term debt                                    (5,101)            (7,455)
                                                                     -------------       ------------

NET CASH USED IN FINANCING ACTIVITIES                                      (5,101)            (7,455)
                                                                     -------------       ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                   3,006                674

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                4                942
                                                                     -------------       ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $      3,010        $     1,616
                                                                     =============       ============

SUPPLEMENTAL CASH FLOW INFORMATION
   Cash payments:
      Interest                                                       $     30,228        $    30,736



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

2.  BASIS OF PRESENTATION
         The accompanying consolidated balance sheets at June 30, 1997 and December 31, 1996 and the consolidated statements of operations for the three and six months ended June 30, 1997 and 1996 and cash flows for the six months ended June 30, 1997 and 1996 should be read in conjunction with the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 1996 for the Partnership and its wholly-owned subsidiary, Sithe/Independence Funding Corporation.

         The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year. The unaudited financial information at June 30, 1997 and for the three and six months ended June 30, 1997 and 1996 contains all adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the operating results for such periods.

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

         During the second quarter of 1997, the Partnership obtained from the Trustee under the Indenture (the "Securities Indenture"), pursuant to which the Partnership issued long term debt (the "Securities"), a release of the lien and transferred ownership of approximately 160 acres of land to a wholly-owned subsidiary of Sithe Energies. The land, which is not required for operation of the Project or for any potential future Project expansion, was transferred at book value (approximately $.9 million) and no gain or loss was recorded by the Partnership.

                       SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                           (A DELAWARE LIMITED PARTNERSHIP)

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS




RESULTS OF OPERATIONS
         Revenue for the second quarter of 1997 of $79.3 million was $2.8 million (3%) lower than in the second quarter of 1996 primarily because the second quarter of 1996 reflected the benefit of a 1995 tariff adjustment payment received from Con Edison, partially offset by a first quarter 1996 tariff adjustment payment made to Niagara Mohawk.

         Cost of sales for the second quarter of 1997 of $66.3 million was $6.6 million (11%) higher than in the second quarter of 1996 due to higher fuel costs ($5.6 million), increased operations and maintenance expense ($.8 million) and higher depreciation expense ($.2 million). The increase in fuel costs was due partly to a scheduled price increase under the Partnership's long-term gas supply contract as well as to the fact that the 1996 second quarter reflected a rebate of first-quarter 1996 fuel costs resulting from the Niagara Mohawk tariff adjustment discussed above.

         Revenue for the first six months of 1997 of $184.8 million was $10.8 million (6%) lower than in the first six months of 1996 reflecting lower first quarter incremental revenue from selling gas instead of electricity as the mild 1997 winter and resultant low gas prices afforded fewer arbitrage opportunities than in the 1996 period; the fact that the 1996 period included a 1995 tariff adjustment payment from Con Edison; one less day of generation than in 1996 which was a leap year; a change in the mix of sales due to certain curtailments on transmission of energy deliveries to Con Edison; and lower Niagara Mohawk tariffs.

         Cost of sales for the first six months of 1997 of $126.6 million was $1.3 million (1%) lower than in the first six months of 1996 reflecting an $8.2 million credit to maintenance expense that the Partnership was required to record in connection with the discontinuance of its major overhaul cost normalization policy for its gas turbines, steam turbines and generators, partially offset by higher fuel costs as a result of a scheduled price increase under the Partnership's long-term gas supply contract, increased operations and maintenance expense and higher depreciation expense.

         Interest expense for the second quarter and first six months of 1997 decreased by $.1 million and $.2 million, respectively, from the corresponding periods of last year due to lower outstanding amount of long-term debt.
Interest income for the second quarter and first six months of 1997 increased by $1.0 million and $2.2 million, respectively, over the corresponding periods of last year due to the higher average balances of restricted funds.

LIQUIDITY AND CAPITAL RESOURCES
         Under a credit facility obtained by the Partners, one or more letters of credit may be issued in connection with their obligations pursuant to certain Project contracts, and, as of June 30, 1997, letters of credit aggregating $16.0 million were outstanding in connection with such obligations. Also, the Partnership secured the Project's debt service obligations with a letter of credit in the amount of $50 million and as of June 30, 1997 had sufficient restricted cash on hand to meet its cumulative additional debt service reserve and major overhaul reserve funding requirements pursuant to the Securities Indenture as of such date of $33.0 million and $5.4 million, respectively. To secure the Partnership's obligation to pay any amounts drawn under the debt service letter of credit, the letter of credit provider has been assigned a security interest and lien on all of the collateral in which the holders of the Securities have been assigned a security interest and lien.

         The Partnership presently believes that funds available from cash on hand, restricted funds, operations and the debt service letter of credit will be more than sufficient to liquidate Partnership obligations as they come due, pay future Project debt service and make future required contributions to project reserve accounts.

         Although the Partnership's net income could decline over the next two and one-half years due largely to Tier I gas pricing increasing at a greater rate than increases in the energy component of billings to Con Edison, the Partnership believes that cash flow will be more than sufficient to pay scheduled debt service.

PART II -- OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


    (a)  Exhibits:
            EXHIBIT NO.           DESCRIPTION OF EXHIBIT

               27 ----       Article 5 Financial Data Schedule of
                             Sithe/Independence Power Partners, L.P. for the quarter ended June 30, 1997.

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

                                  SITHE/INDEPENDENCE FUNDING CORPORATION
                                  --------------------------------------
                                  (REGISTRANT)

August 12, 1997                   /s/ Richard J. Cronin III
                                  -------------------------
                                  RICHARD J. CRONIN III
                                  CHIEF FINANCIAL OFFICER AND
                                     SENIOR VICE PRESIDENT
                                  (PRINCIPAL FINANCIAL AND
                                     ACCOUNTING OFFICER)



Pursuant to the requirements of the Securities Exchange Act of 1934, the co-registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                                  ---------------------------------------
                                  (REGISTRANT)

                                  By:  SITHE/INDEPENDENCE, INC.
                                       ------------------------
                                       GENERAL PARTNER

August 12, 1997                        /s/ Richard J. Cronin III
                                       -------------------------
                                       RICHARD J. CRONIN III
                                       CHIEF FINANCIAL OFFICER AND
                                          SENIOR VICE PRESIDENT
                                       (PRINCIPAL FINANCIAL AND
                                          ACCOUNTING OFFICER)