Form 10-Q
period 1997-09-30
SITHE INDEPENDENCE FUNDING CORP; SITHE INDEPENDENCE POWER PARTNERS LP
filed 1997-11-12
CIK 899281, 899322

                      Securities and Exchange Commission
                           Washington, D.C.  20549

                                  Form 10-Q

           Quarterly Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934


For the Quarter Ended September 30, 1997        Commission File Number  33-59960

                    Sithe/Independence Funding Corporation
            (Exact name of registrant as specified in its charter)

               Delaware                               13-3677475
               --------                               ----------
      (State or other jurisdiction of    (I.R.S. Employer Identification Number)
      incorporation or organization)

     450 Lexington Avenue, New York, NY                  10017
     ----------------------------------                  -----
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

                                                                       Page No.
Part I   Financial Information

Sithe/Independence Power Partners, L.P.
(a Delaware Limited Partnership)

Financial Statements:
    Consolidated Balance Sheets at September 30, 1997 and
      December 31, 1996 (Unaudited).......................................   3
    Consolidated Statements of Operations for the Three and Nine
      Months Ended September 30, 1997 and 1996 (Unaudited)................   4
    Consolidated Statement of Partners' Capital for the Nine
      Months Ended September 30, 1997 (Unaudited).........................   5
    Consolidated Statements of Cash Flows for the Nine Months
      Ended September 30, 1997 and 1996 (Unaudited).......................   6
    Notes to Consolidated Financial Statements (Unaudited)................   7

Management's Discussion and Analysis of Financial Condition
               and Results of Operations..................................   9

Part II   Other Information

Item 6.  Exhibits and Reports on Form 8-K.................................. 11

Signatures................................................................. 12

                   SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                      (a Delaware Limited Partnership)

                   CONSOLIDATED BALANCE SHEETS (Unaudited)
                               (In thousands)

                                             SEPTEMBER 30,  DECEMBER 31,
                                                 1997           1996
                                             -------------  ------------
ASSETS

Current assets:
 Cash and cash equivalents.................    $  3,886       $      4
 Restricted cash and cash equivalents......     111,852         73,412
 Restricted investments....................      21,114         14,610
 Accounts receivable--trade................      30,200         39,782
 Fuel inventory and other current assets...       1,600          2,887
                                               --------       --------
   Total current assets....................     168,652        130,695

Property, plant and equipment, at cost:
 Land......................................       5,010          5,875
 Electric and steam generating facilities..     764,373        755,020
                                               --------       --------
                                                769,383        760,895
 Accumulated depreciation..................     (52,459)       (37,707)
                                               --------       --------
                                                716,924        723,188

Debt issuance costs........................       9,467         10,265
Other assets...............................       2,282          3,323
                                               --------       --------

 Total assets..............................    $897,325       $867,471
                                               --------       --------
                                               --------       --------

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
 Trade payables.............................   $ 20,827       $ 24,264
 Accrued interest..........................      15,216            174
 Current portion of long-term debt.........      14,529         10,202
 Accrued construction costs and
  retentions...............................       2,515          9,249
                                               --------       --------
   Total current liabilities...............      53,087         43,889

Long-term debt:
 7.90% secured notes due 2002..............     119,325        128,753
 8.50% secured bonds due 2007..............     150,839        150,839
 9.00% secured bonds due 2013..............     408,609        408,609
                                               --------       --------
                                                678,773        688,201

Other liabilities..........................       2,701         11,682

Commitments and contingencies

Partners' capital..........................     162,764        123,699
                                               --------       --------
Total liabilities and partners' capital....    $897,325       $867,471
                                               --------       --------
                                               --------       --------

                See notes to consolidated financial statements.

                   SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                      (a Delaware Limited Partnership)

               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                               (In thousands)

                                                               THREE MONTHS          NINE MONTHS
                                                            ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                                            --------------------  -------------------
                                                              1997        1996      1997         1996
                                                            --------    --------  --------     --------
Revenue...................................................  $ 91,108    $ 91,212  $275,903     $286,794
                                                            --------    --------  --------     --------
Cost of sales:
  Fuel....................................................    53,418      50,567   157,347      148,747
  Operations and maintenance..............................    10,329       9,651    23,147       29,969
  Depreciation............................................     4,918       4,695    14,752       14,084
                                                            --------    --------  --------     --------
                                                              68,665      64,913   195,246      192,800
                                                            --------    --------  --------     --------

Operating income..........................................    22,443      26,299    80,657       93,994

Interest income (expense):
  Interest expense........................................   (15,502)    (15,799)  (46,962)     (47,488)
  Interest income.........................................     1,781         743     5,370        2,173
                                                            --------    --------  --------     --------
Net income................................................  $  8,722    $ 11,243  $ 39,065     $ 48,679
                                                            --------    --------  --------     --------
                                                            --------    --------  --------     --------


                See notes to consolidated financial statements

                    SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                       (a Delaware Limited Partnership)

            CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (Unaudited)
                                (In thousands)


                                                                         TOTAL
                                                 GENERAL    LIMITED    PARTNERS'
                                                 PARTNER    PARTNERS    CAPITAL
                                                 -------    --------   ---------

Balance, January 1, 1997......................   $1,312     $122,387   $123,699

Net income....................................      391       38,674     39,065
                                                 ------     --------   --------
Balance, September 30, 1997...................   $1,703     $161,061   $162,764
                                                 ------     --------   --------
                                                 ------     --------   --------




                See notes to consolidated financial statements.

                    SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                       (a Delaware Limited Partnership)

               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                (In thousands)

                                                               NINE MONTHS
                                                           ENDED SEPTEMBER 30,
                                                           -------------------
                                                             1997       1996
                                                           --------   --------
Cash flows from operating activities:
 Net income.............................................   $ 39,065   $ 48,679
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation.........................................     14,752     14,084
   Amortization of deferred financing costs.............        798        814
   Changes in operating assets and liabilities:
     Accounts receivable--trade.........................      9,582      2,419
     Fuel inventory and other current assets............      1,287        396
     Other assets.......................................      1,041      1,041
     Trade payables.....................................     (3,437)     2,070
     Accrued interest payable...........................     15,042    (15,709)
     Other liabilities..................................     (8,116)     4,569
                                                           --------   --------
Net cash provided by operating activities...............     70,014     58,363
                                                           --------   --------

Cash flows from investing activities:
 Capital expenditures...................................    (16,087)    (9,475)
 Restricted funds.......................................    (44,944)   (40,290)
                                                           --------   --------

Net cash used in investing activities...................    (61,031)   (49,765)
                                                           --------   --------

Cash flows from financing activities:
 Principal payments of long-term debt...................     (5,101)    (9,419)
                                                           --------   --------

Net cash used in financing activities...................     (5,101)    (9,419)
                                                           --------   --------

Net increase (decrease) in cash and cash equivalents....      3,882       (821)

Cash and cash equivalents at beginning of period........          4        942
                                                           --------   --------

Cash and cash equivalents at end of period..............   $  3,886   $    121
                                                           --------   --------
                                                           --------   --------

Supplemental cash flow information
 Cash payments:
   Interest.............................................   $ 30,228   $ 61,179


                See notes to consolidated financial statements.

                   Sithe/Independence Power Partners, L.P.
                       (a Delaware Limited Partnership)

            Notes to Consolidated Financial Statements (Unaudited)


1.  The Partnership
    Sithe/Independence Power Partners, L.P. (the "Partnership"), in which
Sithe Energies, Inc. ("Sithe Energies") and certain of its direct and indirect wholly-owned subsidiaries (the "Partners") hold all the partnership interests, is a Delaware limited partnership that was formed in November 1990 for a term of 50 years to develop, construct and own a gas-fired cogeneration facility with a design capacity of approximately 1,000 megawatts (the "Project") located in the Town of Scriba, County of Oswego, New York. The Project commenced commercial operation for financial reporting purposes on December 29, 1994 and on September 10, 1997, the Partnership notified the Trustee under the Indenture that final completion of construction had been achieved. The majority of the capacity and electric energy generated by the Project is sold to Consolidated Edison Company of New York, Inc. ("Con Edison") and Alcan Aluminum Corporation with the remainder of the electric energy being sold to Niagara Mohawk Power Corporation ("Niagara Mohawk").

2.  Basis of Presentation
    The accompanying consolidated balance sheets at September 30, 1997 and December 31, 1996 and the consolidated statements of operations for the three and nine months ended September 30, 1997 and 1996 and cash flows for the nine months ended September 30, 1997 and 1996 should be read in conjunction with the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 1996 for the Partnership and its wholly-owned subsidiary, Sithe/Independence Funding Corporation.

    The results of operations for the three and nine months ended
September 30, 1997 are not necessarily indicative of the results to be expected for the full year. The unaudited financial information at September 30, 1997 and for the three and nine months ended September 30, 1997 and 1996 contains all adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the operating results for such periods.

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

    During the second quarter of 1997, the Partnership obtained from the Trustee a release of the lien and transferred ownership of approximately 160 acres of land to a wholly-owned subsidiary of Sithe Energies. The land, which is not required for operation of the Project or for any potential future Project expansion, was transferred at book value (approximately $.9 million) and no gain or loss was recorded by the Partnership.

                   Sithe/Independence Power Partners, L.P.
                       (a Delaware Limited Partnership)

                   Management's Discussion and Analysis of
                Financial Condition and Results of Operations


Results of Operations
    Revenue for the third quarter of 1997 was $91.1 million compared with $91.2 million in the third quarter of 1996.

    Cost of sales for the third quarter of 1997 of $68.7 million was $3.8 million (6%) higher than in the third quarter of 1996 due to higher fuel costs ($2.9 million), increased operations and maintenance expense ($.7 million) and higher depreciation expense ($.2 million). The increase in fuel costs was due primarily to a scheduled price increase under the Partnership's long-term gas supply contract.

    Revenue for the first nine months of 1997 of $275.9 million was $10.9 million (4%) lower than in the first nine months of 1996 reflecting lower first quarter incremental revenue from selling gas instead of electricity as the mild 1997 winter and resultant low gas prices afforded fewer arbitrage opportunities than in the 1996 period; the fact that the 1996 period included a 1995 tariff adjustment payment from Con Edison; one less day of generation than in 1996 which was a leap year; and a change in the mix of sales due to certain curtailments on transmission of energy deliveries to Con Edison.

    Cost of sales for the first nine months of 1997 of $195.2 million was $2.4 million (1%) higher than in the first nine months of 1996 reflecting higher fuel cost as a result of a scheduled price increase under the Partnership's long-term gas supply contract, increased maintenance expense and higher depreciation expense, partially offset by an $8.2 million credit to maintenance expense that the Partnership was required to record in connection with the discontinuance of its major overhaul costs normalization policy for its gas turbines, steam turbines and generators.

    Interest expense for the third quarter and first nine months of 1997 decreased by $.3 million and $.5 million, respectively, from the corresponding periods of last year due to the lower outstanding amount of long-term debt. Interest income for the third quarter and first nine months of 1997 increased by $1.0 million and $3.2 million, respectively, over the corresponding periods of last year due to the higher average balances of restricted funds.

Liquidity and Capital Resources
    Under a credit facility obtained by the Partners, one or more letters of credit may be issued in connection with their obligations pursuant to certain Project contracts, and, as of September 30, 1997, letters of credit aggregating $16.0 million were outstanding in connection with such obligations. Also, the Partnership secured the Project's debt service obligations with a letter of credit in the amount of $50 million and as of September 30, 1997, the Project's cumulative additional debt service and major overhaul reserve requirements of $33.0 million and $5.4 million, respectively, were fully funded.

    The Partnership presently believes that funds available from cash on hand, restricted funds, operations and the debt service letter of credit will be more than sufficient to liquidate Partnership obligations as they come due and pay future Project debt service.

    Although the Partnership's net income could decline through the fourth quarter of 1999 due largely to Tier I gas pricing increasing at a greater rate than increases in the energy component of billings to Con Edison, the Partnership believes that cash flow will be more than sufficient to pay scheduled debt service.

                         Part II -- Other Information



Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits:
          Exhibit No.               Description of Exhibit
          -----------               ----------------------

          27 ---- Article 5 Financial Data Schedule of Sithe/Independence Power Partners, L.P. for the quarter ended
                        September 30, 1997.

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

                                        Sithe/Independence Funding Corporation
                                        --------------------------------------
                                        (Registrant)


November 12, 1997                       /s/ Richard J. Cronin III
                                        --------------------------------------
                                        Richard J. Cronin III
                                        Chief Financial Officer and
                                         Senior Vice President
                                        (Principal Financial and
                                          Accounting Officer)



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

                                        Sithe/Independence Power Partners, L.P.
                                        ---------------------------------------
                                        (Registrant)


                                        By:  Sithe/Independence, Inc.
                                             ------------------------
                                             General Partner

November 12, 1997                            /s/ Richard J. Cronin III
                                             ----------------------------------
                                             Richard J. Cronin III
                                             Chief Financial Officer and
                                               Senior Vice President
                                             (Principal Financial and
                                               Accounting Officer)