Form 10-K
period 1997-12-31
SITHE INDEPENDENCE FUNDING CORP; SITHE INDEPENDENCE POWER PARTNERS LP
filed 1998-03-31
CIK 899281, 899322

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 1997            Commission File Number  33-59960

                     SITHE/INDEPENDENCE FUNDING CORPORATION
             (Exact name of registrant as specified in its charter)

                Delaware                                13-3677475
                --------                                ----------
     (State or other jurisdiction of     (I.R.S. Employer Identification Number)
     incorporation or organization)

450 Lexington Avenue, New York, NY                           10017
----------------------------------                           -----
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

                     SITHE/INDEPENDENCE FUNDING CORPORATION
                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.

                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1997

                                     Part 1                               Page
                                     ------                               ----

Items 1, 2 and 3.  Business, Properties and Legal Proceedings              3

Item 4.            Submission of Matters to a Vote of Security Holders    12

                                     Part II
                                     -------

Item 5.            Market for the Registrant's Common Stock and
                      Related Stockholder Matters (Not applicable)        --

Item 6.            Selected Financial Data                                13

Item 7.            Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                 14

Item 8.            Financial Statements and Supplementary Data            16

Item 9.            Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure                 16

                                    Part III
                                    --------

Item 10.           Directors and Executive Officers of the Registrants    16

Item 11.           Executive Compensation                                 18

Item 12.           Security Ownership of Certain Beneficial Owners and
                      Management                                          18

Item 13.           Certain Relationships and Related Transactions         19


                                  Part IV
                                  -------

Item 14.           Exhibits, Financial Statement Schedules and Reports
                   on Form 8-K                                            19

                   Signatures                                             24

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

      The General Partner is an indirect wholly-owned subsidiary of Sithe Energies, Inc. ("Sithe Energies"). The limited partners of the Partnership are Sithe Energies and certain of its direct and indirect wholly-owned subsidiaries (the "Limited Partners"). The General Partner and the Limited Partners are referred to herein as the "Partners." Sithe Energies, which was founded in 1984, is an independent power producer engaged in the development, construction, ownership and operation of electric generating facilities throughout the United States and in selected international power markets. At December 31, 1997, Sithe Energies owned or leased, through its subsidiaries, 23 operating power plants, in addition to the Project, in the United States, Australia and Canada with an installed capacity of 1,912 MW. Sithe has four projects under advanced development in Brazil, Australia, Colombia and Tunisia representing an aggregate capacity of 1,819 MW and is in the process of acquiring the non-nuclear generating assets of Boston Edison, which when completed in the second quarter of 1998, will more than double Sithe's MW capacity in operation in North America to 3,629 MW. At December 31, 1997, Sithe's Asian joint venture with the AIG Asian Infrastructure Fund and the Government of Singapore Investment Corporation had two plants in operation in China and Pakistan (158 MW), two projects under construction in China (133 MW) and 10 projects representing approximately 2,532 MW under advanced development in various countries including China, India, Pakistan and the Philippines. Also, a Sithe subsidiary which does business in Thailand and is in the process of being acquired by Sithe China, had the 120 MW Samutprakarn gas-fired cogeneration project under construction and two projects (240 MW) under advanced development.

      Sithe Energies owns, directly or indirectly, 100% of the partnership interests in the Partnership. The following chart sets forth the organizational structure of the Partners in the Partnership and of the other affiliates of Sithe Energies involved with the Partnership.

                               Sithe Energies, Inc.
------------------------------- (Limited Partner)
|                    ----------------------------------------------
|                    |                                             |
|                    |                                             |
|                   100%                                          100%
|       Sithe Energies U.S.A., Inc.                        Energy Factors, Inc.
|           (Limited Partner)
|   -----------------------------------                    --------------------
|    |               |              |                               |
   100%              |             100%                            100%
|Mitex, Inc.         |  Sithe/Independence, Inc.            Sithe Energies Power
|(Limited Partner)   |     (General Partner)                  Services, Inc.
|    |               |              |                           (Operator)
|    |               |              |
|    |               |              |
|    |               |              |
45%  10%             44%            1%
|    |               |              |
-------------The Partnership---------
                     |
                    100%
             Sithe/Independence
             Funding Corporation

      Sithe Energies is privately owned 59.7% by Compagnie Generale des Eaux ("CGE"), 29.5% by Marubeni Corporation ("Marubeni"), and 10.8% by its other two founders. CGE is one of France's leading municipal services companies and the world's largest water distribution company. Marubeni is one of Japan's leading general trading companies.

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

      The majority of the capacity and electric energy generated by the Project is sold to Consolidated Edison Company of New York, Inc. ("Con Edison") and Alcan with the remainder of the electric energy being sold to Niagara Mohawk Power Corporation ("Niagara Mohawk"). The electric energy sold to Con Edison is transported by Niagara Mohawk through Niagara Mohawk's electric transmission system. Thermal energy generated by the Project is sold to Alcan. Natural gas supplies to fuel the Project are provided by Enron Power Services, Inc. ("Enron Power Services"), an indirect wholly-owned subsidiary of Enron Corp., and are transported to the Project by seven separate pipeline companies. Each of the principal contracts entered into by the Partnership has a term of 20 years or longer from the date the Project was placed into commercial operation.

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

      The Project was designed, constructed, equipped and tested pursuant to a fixed-price (approximately $505 million, including change orders) turnkey design and construction agreement (the "Independence Construction Contract") among Raytheon Constructors Inc. and General Electric Company (collectively, the "Independence Contractors") and the Partnership. The Partnership and the Independence Contractors have settled all punchlist items under the Independence Construction Contract and have agreed to arbitration for a determination of any performance bonuses that may be payable under the Independence Construction Contract.

Operations and Maintenance

      The Project is operated by Sithe Energies Power Services, Inc. (the "Operator"), a wholly-owned subsidiary of Sithe Energies, pursuant to an Operations and Maintenance Agreement. The Operations and Maintenance Agreement terminates on October 31, 2014.

      The Operator has agreed to operate the Project, to provide all operations and maintenance services necessary or advisable in order to efficiently operate and maintain the Project, and to be liable for all expenses relating to operating, maintaining and managing the Project. The Partnership pays the Operator an annual management fee of $551,250, escalating at 5% per annum, and reimburses the Operator on a monthly basis for all direct and indirect necessary costs and expenses reasonably incurred by the Operator in fulfilling its obligations under the Operations and Maintenance Agreement.

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

      On September 8, 1994, the PSC issued a certificate of public convenience and necessity ("CPCN") permitting the Partnership to make retail sales of electricity to Alcan and to a containerboard recycling facility then being developed by a partnership of paper industry companies, and invited comment on an appropriate and equitable equalization fee that would be paid by the Partnership to Niagara Mohawk. On September 29, 1994, the PSC issued an order establishing an equalization fee with a present value of $19.6 million, which the Partnership has elected to pay in equal annual amounts of approximately $3 million for ten years, beginning on December 31, 1995. The order establishing the equalization fee also contains provisions for the amount of such fee to be reconsidered if the containerboard facility or a facility of comparable economic development is not developed. Sithe Energies continues to actively pursue facilities of comparable economic development.

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

      Pursuant to the Transmission Services Agreement, Niagara Mohawk has agreed to provide transmission services from the Project to the point of interconnection between Niagara Mohawk's transmission system and Con Edison's transmission system (the "Con Edison Interconnection") for a period of 20 years from the Date of Commercial Operation. The agreement specifies that Niagara Mohawk will be obligated to transmit up to 805 MW of electricity to the Con Edison Interconnection, subject to interruption if required to meet the demands of its retail customers, its current wholesale customers and its obligations to the New York Power Pool. The Partnership has the ability to increase this amount by up to 2% per annum, up to a maximum of 853 MW of electricity. To the extent that Niagara Mohawk has excess capacity on its transmission system, it has agreed to accommodate the Project's additional transmission requirements. On March 29, 1995, the Partnership filed a petition with the Federal Energy Regulatory Commission (the "FERC") alleging that Niagara Mohawk has been overcharging the Partnership for the transmission of electricity in violation of FERC policy by calculating transmission losses on an incremental basis. The Partnership believes that transmission losses should be calculated on an average basis. The Partnership has been recording its transmission expense at the disputed, higher rate. As of December 31, 1997, the Partnership estimates it was owed approximately $7.7 million for transmission overcharges. The Partnership requested that the FERC order Niagara Mohawk to recalculate the transmission losses beginning in October 1994, when it began wheeling power from the Project. In September 1996, the FERC issued an order dismissing the Partnership's complaint and requiring Niagara Mohawk to provide the Partnership with information regarding the calculation of transmission losses. In October 1996, the Partnership filed a request for rehearing of the FERC's order, which was denied by the FERC. In December 1997, the Partnership filed a petition for review of the FERC orders in the United States Court of Appeals. The Court of Appeals has not yet set a briefing schedule for this proceeding.

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

      The Project consists of the following equipment, systems and facilities:

      o Four General Electric Model MS7001FA combustion gas turbine generators, each able to produce approximately 160 MW of electricity under design point conditions;

      o Four Henry Vogt Machine Company HRSGs which create thermal energy using heat from the turbine exhaust;

      o Two General Electric steam turbines which are able to produce an additional 208 MW each of electricity under design point conditions from the thermal energy generated by the HRSGs;

      o     Air quality control systems; and

      o Various associated equipment and improvements, including a demineralization system to produce high purity water for use in creating steam, wastewater collection and treatment facilities and two 345kV transmission circuits.

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

      As of December 31, 1997, the Operator employed 44 individuals in connection with the Project.

Legal Proceedings

      Other than the Partnership's petition for review of the FERC order with the United States Court of Appeals alleging that Niagara Mohawk has been overcharging the Partnership for the transmission of electricity, neither Sithe Funding nor the Partnership is a party to any legal proceedings.

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

      FPA. Under the FPA, the FERC has exclusive rate-making jurisdiction over wholesale sales of electricity and transmission in interstate commerce. These rates may be based on a cost of service approach or may be determined through competitive bidding or negotiation. If the Project were to lose its Qualifying Facility status, the rates set forth in each of the Energy Purchase Agreements would have to be filed with the FERC and would be subject to review by the FERC under the FPA. The Con Edison Energy Purchase Agreement and the Niagara Mohawk Power Purchase Agreement contain provisions for a reduction in the rates to be paid for electric energy in such event.

      State Regulation. The Project, by virtue of being a Qualifying Facility, is exempt from New York State rate, financial and organizational regulations which are applicable to a public utility. The PSC's general supervisory powers relating to environmental and safety matters apply to Qualifying Facilities.

      Wheeling and Interconnection. Under Section 201 of the FPA, FERC regulates the rates, terms and conditions for the transmission of electric energy in interstate commerce. This has been interpreted to mean that the FERC has jurisdiction when the transmission system is interconnected and capable of transmitting energy across a state boundary, even if the utility has no direct connection with another utility outside its state but is interconnected with another utility which in turn has interstate connections with other utilities. Accordingly, the rates to be paid by the Partnership to Niagara Mohawk under the Transmission Services Agreement are subject to the jurisdiction of the FERC under the FPA. Niagara Mohawk has obtained approval by the FERC of the Transmission Services Agreement under the FPA, but has reserved the right to apply for future changes in rates under the FPA. The Interconnection Agreement, which is subject to review under Sections 205 and 206 of the FPA, was accepted by the FERC in the fall of 1993.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the security holders of the Partnership during the fourth quarter of 1997.

                                     PART II

ITEM 6. SELECTED FINANCIAL DATA

      The Partnership was in the development stage from its inception in November 1990 through December 29, 1994. All construction costs and all project development costs incurred subsequent to obtaining the Con Edison Energy Purchase Agreement in 1991 were capitalized.

      The selected consolidated financial data presented below for, and at the end of, each of the years in the five year period ended December 31, 1997 are derived from the Partnership's audited consolidated financial statements.

                                                          Years Ended December 31,
                                          ---------------------------------------------------------
                                          1997         1996         1995          1994         1993
                                          ----         ----         ----          ----         ----
                                                              (in thousands)
Statement of Operations Data (a)
Revenue                               $ 355,432    $ 379,024    $ 335,844    $   2,749    $      --
Operating income                         94,672      120,211       89,886        1,064           --
Non-operating income and (expense):
     Interest expense                   (62,369)     (63,441)     (64,261)     (13,910)     (33,969)
     Interest and other income, net       7,026        4,187        4,525        5,704       13,703
Net income (loss)                        39,329       60,957       30,150       (7,142)     (20,266)


                                                                December 31,
                                          ---------------------------------------------------------
                                          1997         1996         1995         1994          1993
                                          ----         ----         ----          ----         ----
                                                              (in thousands)
Balance Sheet Data
Property, plant and equipment         $ 713,274    $ 723,188    $ 737,716    $ 752,820    $ 490,272
Total assets                            838,047      867,471      845,888      794,063      779,977
Long-term debt                          669,345      688,201      698,405      702,333      717,241
Partners' capital  (deficiency)         120,564      123,699       62,734       (7,631)        (266)

----------

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

Results of Operations -- 1997, 1996 and 1995

      Revenue for 1997 decreased from 1996 by $23.6 million (6%) due to lower incremental revenue from selling gas instead of electricity as the mild 1997 winter and resultant low gas prices afforded fewer arbitrage opportunities than in 1996; the fact that 1996 included a 1995 tariff adjustment payment from Con Edison; one less day of generation than in 1996 which was a leap year; and a change in the mix of sales due to certain curtailments on transmission of energy deliveries to Con Edison.

      Cost of sales for 1997 increased by $2.0 million (.8%) from 1996 due to higher fuel costs as a result of a scheduled price increase under the Partnership's long-term gas supply contract and higher depreciation expense, partially offset by an $8.2 million credit to maintenance expense that the Partnership was required to record in connection with the discontinuance of its major overhaul cost normalization policy for its gas turbines, steam turbines and generators.

      Revenue and cost of sales for 1996 increased by $43.1 million (13%) and $12.9 million (5%), respectively, over 1995. Revenue increased as a result of higher avoided-cost based tariff prices on energy deliveries to Con Edison, a 1995 tariff adjustment payment from Con Edison, overall higher plant availability and incremental revenue from selling gas instead of generating electricity at certain times during 1996. The increase in cost of sales was primarily attributable to higher fuel costs reflecting higher quantities and the scheduled increase in the price of gas associated with energy deliveries to Con Edison. As a result of these factors, operating income for 1996 increased by $30.3 million (34%) over 1995 which was the Partnership's first full year of operations.

      Interest expense for 1997 and 1996 decreased by $1.4 million (2%) and $.8 million (1%) from 1996 and 1995 respectively, as a result of lower outstanding amounts of long-term debt.

      Interest and other income, net, for 1997 and 1996 consisted of interest income. Interest and other income, net for 1995 consisted of $2.6 million of interest income, $2.1 million of income from a natural gas arbitrage transaction and $.2 million of realized losses on short-term investments designated for construction.

Liquidity and Capital Resources

      Financing for the Project consisted of a loan to the Partnership by Sithe Funding of the proceeds of its issuance of $717.2 million of notes and bonds and $60 million of capital contributions by the Partners. In addition, the Partners obtained a credit facility under which one or more letters of credit may be issued in connection with their obligations pursuant to certain Project contracts, and, as of December 31, 1997, letters of credit aggregating $14.1 million were outstanding in connection with such obligations. Also, the Partnership secured the Project's debt service obligations with a letter of credit in the amount of $50 million and as of December 31, 1997, the Project's cumulative additional debt service and major overhaul reserve requirements of $33.0 million and $5.4 million, respectively, were fully funded. To secure the Partnership's obligation to pay any amounts drawn under the debt service letter of credit, the letter of credit provider has been assigned a security interest and lien on all of the collateral in which the holders of the Securities have been assigned a security interest and lien.

      Although the Partnership's net income could decline through the fourth quarter of 1999 due largely to Tier I gas pricing increasing at a greater rate than increases in the energy component of billings to Con Edison, the Partnership believes that funds available from cash on hand, restricted funds, operations and the debt service letter of credit will be more than sufficient to liquidate Partnership obligations as they come due and pay scheduled debt service.

      The Partnership utilizes a number of computerized operating and control systems at the Project, including applications used in plant operations and various administrative functions. To the extent that the computer applications can not properly interpret the calendar year 2000 and beyond, some level of modification or replacement of such applications will be necessary. The Partnership is working to identify its applications that are not year 2000 compliant and plans to modify or replace such applications, as necessary. Based upon information currently available about the Partnership's systems that are non-compliant and the Partnership's ongoing, normal course-of-business efforts to upgrade or replace critical systems, as necessary, the Partnership does not expect that year 2000 compliance costs will have a material adverse impact on its financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Index to Financial Statements
            The index to financial statements appears on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      All management functions of the Partnership are the responsibility of the General Partner.

      The following table sets forth certain information with respect to directors and executive officers of Sithe Funding and the General Partner:

      Name                    Age       Position
      ----                    ---       --------

      William Kriegel         52        Chairman of the Board, Chief
                                         Executive Officer and President
      Bruce J. Wrobel         40        Executive Vice President
      Steven D. Burton        50        Secretary, General Counsel and Director
      Richard J. Cronin III   51        Chief Financial Officer, Senior
                                         Vice President and Director
      Frank J. Donohoue       50        Senior Vice President for Construction
      Ralph J. Grutsch        65        Senior Vice President for Operations
      Sandra J. Manilla       46        Treasurer and Vice President
      W. Harrison Wellford    57        Director

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

      Steven D. Burton has been Secretary and General Counsel of Sithe Energies since January 1987. Mr. Burton also serves in such capacities for each of the Limited Partners and the Operator. From 1984 to 1986, he was a consultant to Sithe Energies while he was a Vice President and General Counsel of Winner/Wagner & Associates, Inc., a communications and political consulting firm which specializes in energy related issues. Prior to entering private practice, he served as Chief Counsel to the California Air Resources Board. Mr. Burton is Chairman of the Electric Power Supply Association. He has also chaired the efforts of the California Independent Energy Producers on industry restructuring and currently serves as President of the Independent Power Producers of New York.

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

      Frank J. Donohue joined Sithe Energies as Senior Vice President for Construction in March 1992. Mr. Donohue has over 19 years of experience in heavy industrial construction and construction contract negotiation and management. From 1977 until 1992, he was with Century Contractors West, Inc. where, as Vice President of Operations, he had direct responsibility for construction projects, including nine cogeneration projects representing over 1,500 MW of capacity.

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

ITEM 11. EXECUTIVE COMPENSATION

      No cash compensation or non-cash compensation was paid in 1997 or is proposed to be paid in the current calendar year to any of the executive officers listed under Item 10. "DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT" for their services to Sithe Funding, the Partnership or the General Partner. Operations and maintenance services for the Project are performed on a cost reimbursement basis by the Operator pursuant to the Operations and Maintenance Agreement. In addition, the Operator receives a $551,250 annual fee, which escalates at the rate of 5% per annum, for certain management and administrative services provided by it. See Item 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS".

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

----------

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

      The Partnership is a limited partnership wholly-owned by its Partners. Beneficial interests in the Partnership are not available to any persons other than the Partners.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Operation and maintenance services for the Project are provided on a cost reimbursement basis by the Operator pursuant to an Operations and Maintenance Agreement, dated as of August 15, 1992, between the Partnership and the Operator. The Operator receives a $551,250 annual fee, which escalates at a rate of 5% per annum, for certain management and administrative services provided by it. See Items 1, 2 and 3. "BUSINESS, PROPERTIES AND LEGAL PROCEEDINGS -- The Project -- Operations and Maintenance." Management and administrative services performed by the Operator, with the prior consent of the Partnership, include collecting of all sums payable to or due the Partnership under the Project Documents and accounting for and depositing all such funds in the operating account; obtaining such insurance as is necessary to protect the interest of the Partnership and complying with the provisions of the Project Documents; estimating and advising the Partnership of all federal, state and local taxes payable by the Partnership that are attributable to the ownership and operation of the Project; and determining and recommending to the Partnership any necessary or desirable improvements, modifications or alterations to the Project. Upon the occurrence of any transfer, assignment or reassignment of the Partnership's interest in the Project wherein neither the Partnership nor any affiliate of the Partnership (other than the Operator) retains an interest in the Project, the continuance of the Operator's duties and obligations under the Operations and Maintenance Agreement are expressly conditioned upon the renegotiation of the Operator's compensation.

      Mr. Wellford is a partner in the law firm of Latham & Watkins, which firm from time to time serves as outside legal counsel for Sithe Energies and the Partnership.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a) The following documents are filed as part of this report:

            Sithe/Independence Power Partners, L.P.
                   Financial Statements
                      Independent Auditors' Report
                      Consolidated Balance Sheets
                      Consolidated Statements of Operations
                      Consolidated Statements of Partners' Capital
                      Consolidated Statements of Cash Flows
                      Notes to Consolidated Financial Statements

      (b) Reports on Form 8-K.

            There were no reports on Form 8-K filed during the three months ended December 31, 1997.

      (c) Exhibits

Exhibit No.       Description of Exhibit
-----------       ----------------------

3.1 --Certificate of Incorporation of Sithe/Independence Funding Corporation ("Sithe Funding") *
3.2   --By-laws of Sithe Funding *
3.3 --Certificate of Limited Partnership of Sithe/Independence Power Partners, L.P. (the "Partnership") *
3.4   --Amendment to Certificate of Limited Partnership of the Partnership *
3.5 --Agreement of Limited Partnership of Sithe/Independence Power Partners, L.P., among Sithe/Independence, Inc. (the "General Partner"), Sithe Energies, Inc., Sithe Energies U.S.A., Inc. and Mitex, Inc.*
3.6   --Certificate of Incorporation of the General Partner *
3.7   --Amendment to Certificate of Incorporation of the General Partner *
3.8   --By-laws of the General Partner *
4     --Indenture
4.1 --Indenture dated as of January 1, 1993 among Sithe Funding, the Partnership and IBJ Schroder Bank & Trust Company, as trustee (the "Trustee")*
4.2   --First Series Supplemental Indenture dated as of January
        1, 1993 among Sithe Funding, the Partnership and the Trustee *
10.1  --Credit Facilities
10.1.1--Senior Secured Revolving Credit Agreement among Sithe Energies, Inc.
        (as Borrower) and Energy Factors, Incorporated and Sithe Energies, U.S.A., Inc. and Sithe International, Inc. and Sithe Energies Development Corporation (together with the Borrower as Loan Parties) and Bank of Montreal and the additional Financial Institutions from time to time set forth on Appendix I (the Lenders) and Bank of Montreal (as Agent) dated as of December 19, 1997. ******
10.1.2--Amended and Restated Letter of Credit and Reimbursement Agreement among the Partnership, the Banks named therein and the Sumitomo
        Bank, Limited, New York Branch, dated September 28, 1994. ***
10.2  --Intentionally Omitted
10.3  --Power Purchase Agreements
10.3.1--Energy Purchase Agreement, dated May 20, 1991, by and between
        Consolidated Edison Company of New York, Inc. ("Con Ed") and Lake
        View, Inc. *
10.3.2--Supplement No. 1 to Contract No. 403, dated September 27, 1991, by and between Con Ed and Tamarac Properties (Lake View, Inc.) * 10.3.3--Assignment and Assumption of Energy Purchase Agreement, dated as of December 9, 1992, entered into by the General Partner (formerly named Lake View, Inc.), Con Ed and the Partnership *
10.3.4--Amendment to Energy Purchase Agreement, dated as of December 9,
        1992, entered into between the Partnership and Con Ed * 10.3.5--Amendment to Energy Purchase Agreement dated as of April 5, 1993 between the Partnership and Con Ed *
10.3.6--Power Purchase Agreement, dated as of July 24, 1992, between the
        Partnership and Niagara Mohawk Power Corporation ("Niagara Mohawk")* 10.3.7--First Amendment to the Power Purchase Agreement, dated as of
        November 16, 1992, between the Partnership and Niagara Mohawk * 10.3.8--Energy Sales Contract, dated as of November 18, 1992, between the
        Partnership and Alcan Aluminum Corporation d/b/a Alcan Rolled
        Products Company ("Alcan") *
10.3.9--Letter Agreement dated January 29, 1993 between Alcan and the
        Partnership regarding Sections 9.12 and 9.13 of the Alcan Energy
        Sales Contract *
10.3.10-Amendment No. 1 to the Energy Sales Contract dated as of February
        3, 1993 between Alcan and the Partnership *

10.3.11-Written notice dated March 10, 1993 from Alcan to the Partnership exercising the Fixed Price Option for Energy Sales Contract * 10.3.12-Fixed Price Option for Energy Sales Contract between Alcan and the Partnership *
10.3.13-Amendment No. 2 to the Energy Sales Contract dated March 21, 1996 between the Partnership and Alcan *****
10.4 -Amended and Restated Operations and Maintenance Agreement, dated as of August 25, 1992, between the Partnership and Sithe Energies Power Services, Inc. *
10.5   -Transmission Agreements
10.5.1 -Transmission Services Agreement, dated as of November 5, 1991, between Niagara Mohawk and Lake View, Inc. *
10.5.2 -Assignment, Assumption and Amendment of Transmission Services Agreement, dated as of March 9, 1992, between Niagara Mohawk, the General Partner and the Partnership *
10.6   -Interconnection Agreements
10.6.1 -Interconnection Agreement, dated as of March 9, 1992, between the Partnership and Niagara Mohawk *
10.6.2 -Supplement to Interconnection Agreement, dated as of March 10,
        1992, between the Partnership and Niagara Mohawk *
10.6.3 -Amendment No. 1 to Interconnection Agreement, dated as of July
        24, 1992, between the Partnership and Niagara Mohawk *
10.6.4 -Amendment No. 2 to the Interconnection Agreement, dated as of November 17, 1992, entered into by Niagara Mohawk and the Partnership **
10.7   -Gas Supply Agreements
10.7.1 -Amended and Restated Base Gas Sales Agreement, dated as of
        October 26, 1992, between the Partnership and Enron Power Services, Inc. ("Enron") *
10.7.2 -First Amendment to Amended and Restated Base Gas Sales Agreement, dated as of December 1, 1992, between the Partnership and Enron *
10.7.3 -Second Amendment to Amended and Restated Base Gas Sales Agreement dated as of August 1, 1992 between the Partnership and Enron **
10.7.4 -Third Amendment to Amended and Restated Base Gas Sales Agreement dated as of December 31, 1993 between the Partnership and Enron **
10.7.5 -Base Guarantee Agreement, dated as of December 1, 1992, by Enron Corp. in favor of the Partnership *
10.7.6 -Fourth Amendment to Amended and Restated Base Gas Sales Agreement dated October 31, 1994 by and between Enron Power Services, Inc. and the Partnership. ***
10.7.7 -Fifth Amendment to Amended and Restated Base Gas Sales Agreement dated January 30, 1995 by and between Enron Capital & Trade Resources Corp. and the Partnership. ***
10.7.8 -Sixth Amendment to Amended and Restated Base Gas Sales Agreement dated March 1, 1995 by and between Enron Capital & Trade Resources Corp. and the Partnership. ***
10.7.9 -Seventh Amendment to Amended and Restated Base Gas Sales
        Agreement dated March 31, 1995 by and between Enron Capital & Trade Resources Corp. and the Independence Partnership. ****
10.8   -Gas Transportation Agreements
10.8.1 -Gas Transportation Agreement, dated as of March 11, 1992, by and between the Partnership and Niagara Mohawk *
10.8.2 -Transportation Service Agreement, dated as of May 5, 1992, by and between the Partnership and Great Lakes Gas Transmission Limited Partnership ("Great Lakes") *
10.8.3 -Supplemental Agreement, dated May 6, 1992, between the
        Partnership and Great Lakes*
10.8.4 -Amended and Restated FTS Agreement, dated as of November 23,
        1992, between the Partnership and ANR Pipeline Company ("ANR") *
10.8.5 -Precedent Agreement for Firm Transportation Service, dated as of March 20, 1992, between the Partnership and Panhandle Eastern Pipe Line Company ("Panhandle") *
10.8.6 -Discounted Rate for Firm Transportation Services Agreement, dated March 20, 1992, between the Partnership and Panhandle *

10.8.7 -Agreement, dated as of October 4, 1993 between the Partnership and Empire State Pipeline Company, Inc. ("Empire"), St. Clair Pipeline Company, Inc. and Energy Line Corporation, providing for firm transportation service (Contract No. 95000) **
10.8.8 -Supplemental Agreement, dated as of February 28, 1992, between
        Empire and the Partnership (incorporated by reference into Agreement dated as of October 4, 1993) **
10.8.9 -Firm Service Contract dated as of March 9, 1994, between
        TransCanada Pipelines, Ltd. ("TCPL") and the Partnership re
        Panhandle Volumes **
10.8.10-Firm Service Contract dated as of March 9, 1994, between TCPL and the Partnership re ANR Volumes **
10.8.11-Contract No. M12012, M12 Firm Transportation Contract Dawn to
        Kirkwall, dated as of April 6, 1992, between Union Gas Limit ("Union") and the Partnership *
10.8.12-Contract No. M12016, M12 Firm Transportation Contract Dawn to
        Kirkwall, Enron Corp., dated as of April 21, 1992, between Union and the Partnership *
10.8.13-Contract No. M12017, M12 Firm Transportation Contract Dawn to
        Kirkwall, dated as of April 10, 1992, between Union and the Partnership *
10.8.14-Amending Agreement for M12 Firm Transportation Contract (No.
        M12017) dated as of February 19, 1993 between Union and the Partnership *
10.8.15-Contract No. M12022, M12 Firm Transportation Contract Dawn to
        Kirkwall, dated as of April 20, 1992, between Union and the Partnership *
10.8.16-Amending Agreement for M12 Firm Transportation Contract (No.
        M12022) dated as of February 19, 1993 between Union and the Partnership *
10.8.17-Contract No. C10018, C-1 Firm Transportation Contract Ojibway to
        Dawn, dated as of April 10, 1992, between Union and the Partnership * 10.8.18-Amending Agreement for C-1 Firm Transportation Contract (No.
        C10018) dated as of February 19, 1993 between Union and the Partnership *
10.8.19-Contract No. C10020, C-1 Firm Transportation Contract Ojibway to
        Dawn, dated as of April 20, 1992, between Union and the Partnership * 10.8.20-Amending Agreement for C-1 Firm Transportation Contract (No.
        C10020) dated as of February 19, 1993 between Union and the Partnership *
10.8.21-Union Supplemental Letter, dated May 26, 1992, between Union and the Partnership *
10.8.22-Union Supplemental Letter, dated November 4, 1992, between Union and the Partnership*
10.8.23-Assignment Agreement dated as of March 9, 1994 between TCPL,
        Union and the Partnership **
10.8.24-Firm Transportation Service Agreement dated July 13, 1994 by and between Panhandle Eastern Pipeline Company and the Partnership. *** 10.8.25-Service Agreement dated August 8, 1994 by and between Great Lakes
        Gas Transmission Limited Partnership and the Partnership (FT089) *** 10.8.26-Service Agreement dated August 19, 1994 by and between Great
        Lakes Gas Transmission Limited Partnership and the Partnership (FT056-02) ***
10.8.27-Gathering Agreement by ANR Pipeline Company and the Partnership
        dated May 1, 1994. ***
10.8.28-Second Amended and Restated Agreement dated August 23, 1994 by and between ANR Pipeline Company and the Partnership. *** 10.8.29-FTS-1 Service Agreement dated August 23, 1994 by and between ANR
        Pipeline Company and the Partnership. ***
10.9   -Agreements re Real Property
10.9.1 -Main Transmission Line Licensing Agreement, dated as of November
        18, 1992, between the Partnership and Alcan *
10.9.2 -Piping and Wiring Licensing Agreement, dated as of November 18,
        1992, between the Partnership and Alcan *
10.9.3 -Mortgage and Security Agreement, dated as of January 1, 1993, given by County of Oswego Industrial Development Agency (the "IDA") and the Partnership to Manufacturers and Traders Trust Company (the "Collateral Agent") *

10.9.4 -Mortgage and Security Agreement, dated as of January 1, 1993, given by the IDA and the Partnership to the Collateral Agent *
10.9.5 -Mortgage and Security Agreement, dated as of January 1, 1993, given by the IDA and the Partnership to the Collateral Agent *
10.9.6 -Credit Line Mortgage and Security Agreement, dated as of January
        1, 1993, given by the IDA and the Partnership to the Collateral
        Agent *
10.9.7 -First Building Loan Mortgage and Security Agreement, dated as of January 1, 1993, given by the IDA and the Partnership to the Collateral Agent *
10.9.8 -Second Building Loan Mortgage and Security Agreement, dated as of January 1, 1993, given by the IDA and the Partnership to the Collateral Agent *
10.9.9 -First Building Loan Agreement, dated as of January 1,
        1993, among the Trustee, Sithe Funding and the Partnership * 10.9.10-Second Building Loan Agreement, dated as of January 1, 1993, among the Trustee, Sithe Funding and the Partnership *
10.9.11-Bill of Sale and Assignment and Assumption Agreement dated as of August 25, 1992 between the General Partner, as assignor, and the Partnership, as assignee *
10.10  -Water Service Agreements
10.10.1-Water Service Agreement, dated as of May 11, 1992, by and between the Partnership and the City of Oswego *
10.10.2-Water Facilities Agreement, dated as of August 18, 1992, between the Partnership and the County of Oswego *
10.11  -IDA Agreements
10.11.1-Lease Agreement, dated as of January 22, 1993, between the IDA and the Partnership*
10.11.2-Ground Lease, dated as of January 22, 1993, between the IDA and the Partnership *
10.11.3-Payment in Lieu of Taxes Agreement dated as of January 22, 1993 between the IDA and the Partnership *
10.12  -Security Documents
10.12.1-Collateral Agency and Intercreditor Agreement, dated as of January 1, 1993, among Union Bank, the Trustee, Enron, the
        Partnership, Sithe Funding, the IDA and the Collateral Agent* 10.12.2-Security Agreement and Assignment of Contracts, dated as of
        January 1, 1993, made by the Partnership in favor of the Collateral Agent *
10.12.3-Partner Security Agreement, dated as of January 1, 1993, among the General Partner, Sithe Energies U.S.A., Inc., Sithe Energies,
        Inc., Mitex, Inc. and the Collateral Agent*
10.12.4-Equity Contribution Agreement, dated as of January 1, 1993, by the General Partner, Sithe Energies, Inc., Sithe Energies U.S.A.,
        Inc., Mitex, Inc. in favor of the Partnership and for the benefit of the Collateral Agent *

27     -Article 5 Financial Data Schedule of the Partnership for the year ended December 31, 1997 ******
----------------

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

***** Incorporated herein by reference from the Annual Report on Form 10-K for the year ended December 31, 1996 for Sithe/Independence Power Partners, L.P. filed with the SEC.

****** Filed herewith.

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

                                  Sithe/Independence Funding Corporation
                                  --------------------------------------
                                  (Registrant)

March 31, 1998                    /s/   Richard J. Cronin III
                                  ---------------------------
                                  Richard J. Cronin III
                                  Chief Financial Officer and Senior Vice
                                  President (Principal Financial and Accounting
                                  Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  /s/ William Kriegel         Chief Executive Officer, President  March 31, 1998
  ------------------------      and Director (Principal Executive
        William Kriegel            Officer)


  /s/ Bruce Wrobel            Executive Vice President and        March 31, 1998
  -----------------------     Director
        Bruce Wrobel

  /s/ Frank Donohue           Senior Vice President and Director  March 31, 1998
  -----------------------
        Frank Donohue

  /s/ Steven D. Burton        Secretary, General Counsel and      March 31, 1998
  --------------------------    Director
        Steven D. Burton

  /s/ Richard J. Cronin III   Chief Financial Officer, Senior     March 31, 1998
  --------------------------      Vice President and Director
        Richard J. Cronin III     (Principal Financial and
                                  Accounting Officer)

  /s/ W. Harrison Wellford     Director                           March 31, 1998
  ---------------------------
         W. Harrison Wellford

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the co-registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Sithe/Independence Power Partners, L.P.
                                  ---------------------------------------
                                  (Co-Registrant)


                                  By: Sithe/Independence, Inc.
                                      ------------------------
                                      General Partner


March 31, 1998                    /s/   Richard J. Cronin III
                                  ---------------------------
                                  Richard J. Cronin III
                                  Chief Financial Officer and Senior Vice
                                  President (Principal Financial and Accounting
                                  Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  /s/ William Kriegel         Chief Executive Officer, President  March 31, 1998
  ------------------------      and Director (Principal Executive
        William Kriegel            Officer)


  /s/ Bruce Wrobel            Executive Vice President and        March 31, 1998
  -----------------------     Director
        Bruce Wrobel

  /s/ Frank Donohue           Senior Vice President and Director  March 31, 1998
  -----------------------
        Frank Donohue

  /s/ Steven D. Burton        Secretary, General Counsel and      March 31, 1998
  --------------------------    Director
        Steven D. Burton

  /s/ Richard J. Cronin III   Chief Financial Officer, Senior     March 31, 1998
  --------------------------      Vice President and Director
        Richard J. Cronin III     (Principal Financial and
                                  Accounting Officer)

  /s/ W. Harrison Wellford     Director                           March 31, 1998
  ---------------------------
         W. Harrison Wellford

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (a Delaware Limited Partnership)


                                                                 Page No.
                                                                 --------
Financial Statements

   Independent Auditors' Report  ...................................F-2
   Consolidated Balance Sheets at December 31, 1997
      and 1996 .....................................................F-3
   Consolidated Statements of Operations for the Years
      Ended December 31, 1997, 1996 and 1995  ......................F-4
   Consolidated Statements of Partners' Capital for
      the Years Ended December 31, 1997, 1996 and 1995  ............F-5
   Consolidated Statements of Cash Flows for the Years
      Ended December 31, 1997, 1996 and 1995  ......................F-6
   Notes to Consolidated Financial Statements.......................F-7

All financial statement schedules are omitted because they are not applicable, or not required, or because the required information is included in the Financial Statements or Notes thereto.

                          INDEPENDENT AUDITORS' REPORT

SITHE/INDEPENDENCE POWER PARTNERS, L.P.

We have audited the accompanying consolidated balance sheets of Sithe/Independence Power Partners, L.P. (a Delaware limited partnership) and its subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sithe/Independence Power Partners, L.P. and its subsidiary as of December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.


Deloitte & Touche, LLP

New York, New York
March 17, 1998

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (a Delaware Limited Partnership)

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                               December 31,
                                                         ---------------------
                                                          1997            1996
                                                         -----           -----
ASSETS

Current assets:
   Cash and cash equivalents                           $       3      $       4
   Restricted cash and cash equivalents                   40,643         73,412
   Restricted investments                                 34,674         14,610
   Accounts receivable - trade                            33,384         39,782
   Fuel, inventory and other current assets                1,872          2,887
                                                       ---------      ---------
        Total current assets                             110,576        130,695

Property, plant and equipment, at cost:
   Land                                                    5,010          5,875
   Electric and steam generating facilities              765,239        755,020
                                                       ---------      ---------
                                                         770,249        760,895
   Accumulated depreciation                              (56,975)       (37,707)
                                                       ---------      ---------
                                                         713,274        723,188

Debt issuance costs                                        9,212         10,265

Other assets                                               4,985          3,323
                                                       ---------      ---------

   Total assets                                        $ 838,047      $ 867,471
                                                       =========      =========

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Trade payables                                      $  20,823      $  24,264
   Accrued interest                                          174            174
   Current portion of long-term debt                      18,856         10,202
   Accrued construction costs and retentions                 443          9,249
                                                       ---------      ---------
      Total current liabilities                           40,296         43,889

Long-term debt:
   7.90% secured notes due 2002                          109,897        128,753
   8.50% secured bonds due 2007                          150,839        150,839
   9.00% secured bonds due 2013                          408,609        408,609
                                                       ---------      ---------
                                                         669,345        688,201

Other liabilities                                          7,842         11,682

Commitments and contingencies

Partners' capital                                        120,564        123,699
                                                       ---------      ---------

Total liabilities and partners' capital                $ 838,047      $ 867,471
                                                       =========      =========

                    See notes to consolidated financial statements.

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (a Delaware Limited Partnership)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)

                                                  Years Ended December 31,
                                          -------------------------------------
                                             1997          1996          1995
                                          ---------     ---------     ---------
Revenue                                   $ 355,432     $ 379,024     $ 335,844
                                          ---------     ---------     ---------

Cost of sales:
   Fuel                                     207,713       198,947       187,847
   Operations and maintenance                33,779        41,087        39,333
   Depreciation                              19,268        18,779        18,778
                                          ---------     ---------     ---------
                                            260,760       258,813       245,958
                                          ---------     ---------     ---------

Operating income                             94,672       120,211        89,886

Non-operating income (expenses):
   Interest expense                         (62,369)      (63,441)      (64,261)
   Interest and other income, net             7,026         4,187         4,525
                                          ---------     ---------     ---------

Net income                                $  39,329     $  60,957     $  30,150
                                          =========     =========     =========

                 See notes to consolidated financial statements.

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (a Delaware Limited Partnership)

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                                 (In thousands)


                                                       Unrealized
                                                        Loss on       Total
                              General     Limited      Marketable    Partners'
                              Partner     Partners     Securities    Capital
                             ---------    ---------    ---------    ---------
Balance, January 1, 1995     $      --    $  (7,408)   $    (223)   $  (7,631)

Capital contribution               400       39,600           --       40,000

Net income                         302       29,848           --       30,150

Change in unrealized loss
on marketable securities            --           --          215          215
                             ---------    ---------    ---------    ---------

Balance, December 31, 1995         702       62,040           (8)      62,734

Net income                         610       60,347           --       60,957

Change in unrealized loss
on marketable securities            --           --            8            8
                             ---------    ---------    ---------    ---------

Balance, December 31, 1996       1,312      122,387           --      123,699

Net income                         393       38,936           --       39,329

Distribution                      (425)     (42,039)          --      (42,464)
                             ---------    ---------    ---------    ---------

Balance, December 31, 1997   $   1,280    $ 119,284    $      --    $ 120,564
                             =========    =========    =========    =========

                 See notes to consolidated financial statements.

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (a Delaware Limited Partnership)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                    Years Ended December 31,
                                                                --------------------------------
                                                                   1997         1996      1995
                                                                ---------    --------- ---------
Cash flows from operating activities:
   Net income                                                   $  39,329    $  60,957 $  30,150
   Adjustments to reconcile net income  to net cash
   provided by operating activities:
        Depreciation                                               19,268       18,779    18,778
        Amortization of deferred financing costs                    1,053        1,085     1,150
        Changes in operating assets and liabilities:
              Accounts receivable - trade                           6,398       (4,461)  (24,816)
              Fuel inventory and other current assets               1,015          (25)   (2,598)
              Other assets                                         (1,662)      (1,662)   (1,661)
              Trade payables and other current liabilities         (3,441)       4,074    14,767
              Accrued interest payable                                 --      (30,736)   30,738
              Other liabilities                                    (3,840)       6,002     5,680
                                                                ---------    --------- ---------
Net cash provided by operating activities                          58,120      54,013    72,188
                                                                ---------    --------- ---------

Cash flows from investing activities:
      Construction costs                                          (18,160)     (11,589)  (65,945)
      Restricted funds                                             12,705      (31,978)  (55,643)
      Use of funds designated for construction                         --           --    17,792
                                                                ---------    --------- ---------
Net cash used in investing activities                              (5,455)     (43,567) (103,796)
                                                                ---------    --------- ---------

Cash flows from financing activities:
   Principal payments on secured notes                            (10,202)     (11,384)   (7,454)
   Distribution to partners                                       (42,464)          --        --
   Capital contribution                                                --           --    40,000
                                                                ---------    --------- ---------
Net cash used in financing activities                             (52,666)     (11,384)   32,546
                                                                ---------    --------- ---------

Net increase (decrease) in cash and cash equivalents                   (1)        (938)      938

Cash and cash equivalents at beginning of year                          4          942         4
                                                                ---------    --------- ---------

Cash and cash equivalents at end of year                        $       3    $       4 $     942
                                                                =========    ========= =========

Supplemental cash flow information:
   Cash payments for interest                                   $  62,031    $  61,179 $  31,031

                 See notes to consolidated financial statements.

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (a Delaware Limited Partnership)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Partnership

      Sithe/Independence Power Partners, L.P. (the "Partnership"), in which Sithe Energies, Inc. ("Sithe Energies") and certain of its direct and indirect wholly-owned subsidiaries (the "Partners") hold all the partnership interests, is a Delaware limited partnership that was formed in November 1990 for a term of 50 years to develop, construct and own a gas fired cogeneration facility with a design capacity of approximately 1,000 megawatts (the "Project") located in the Town of Scriba, County of Oswego, New York. Sithe/Independence, Inc., an indirect wholly-owned subsidiary of Sithe Energies, is the General Partner. The Project commenced commercial operation for financial reporting purposes on December 29, 1994 and on September 10, 1997, the Partnership notified the Trustee under the Indenture that final completion of construction had been achieved.

      The Partnership has entered into a 40-year power sales contract with Consolidated Edison Company of New York ("Con Edison"), a 20-year power sales contract with Niagara Mohawk Power Corporation ("Niagara Mohawk") and a 22-year contract for thermal energy and electricity sales with Alcan Aluminum Corporation ("Alcan").

      Sithe Energies is an independent energy producer engaged, through its subsidiaries, in the development, construction, ownership and operation of non-utility electric generating facilities. At December 31, 1997, Sithe Energies owned or leased twenty-four electric generating facilities, including the Project, representing approximately 1,912 megawatts ("MW") of operating capacity. Sithe Energies is actively pursuing a number of development projects in the United States and internationally as discussed in Business, Properties and Legal Proceedings. Sithe Energies is presently owned 59.7% by Compagnie Generale des Eaux, 29.5% by Marubeni Corporation and 10.8% by its two other founders.

2. Summary of Significant Accounting Policies

      The accompanying consolidated financial statements include the accounts of the Partnership and Sithe/Independence Funding Corporation ("Sithe Funding"), a wholly-owned subsidiary formed by the Partnership for the purpose of issuing debt securities in connection with financing the Project. All significant intercompany transactions and balances have been eliminated.

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

      Revenue for 1997 consisted of $353.5 million from sales of electricity and steam and $1.9 million from gas sale transactions with Con Edison, Niagara Mohawk and Alcan accounting for 92%, 5% and 3%, respectively, of the sales of electricity and steam. Revenue for 1996 consisted of $343.3 million from sales of electricity and steam and $35.7 million from gas sale transactions with Con Edison, Niagara Mohawk and Alcan accounting for 92%, 5% and 3%, respectively, of the sales of electricity and steam. During 1995, Con Edison, Niagara Mohawk and Alcan accounted for 91%, 6% and 3%, respectively, of revenue.

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

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (a Delaware Limited Partnership)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Legal fees and other direct costs incurred in connection with the issuance of long-term debt are being deferred and amortized to interest expense using the interest method over the term of the long-term debt.

      Since the Partnership is not an income tax paying entity, the accompanying consolidated financial statements do not reflect any income tax effects. Sithe Funding is a taxable entity, but has no taxable income since its interest income is equal to its interest expense.

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which establishes standards for reporting comprehensive income. The Partnership is required to adopt SFAS No. 130 beginning in the first quarter of 1998 and, based on current circumstances, does not believe that adoption of this pronouncement will have a material impact on its financial statements.


3. Financing

      Financing for the project consisted of a loan to the Partnership by Sithe Funding of the proceeds of its issuance of $717.2 million of notes and bonds (the "Securities") and $60 million of capital contributions by the Partners. Aggregate maturities of the Securities over the next five years are as follows:
$18.9 million in 1998, $27.4 million in 1999, $19.3 million in 2000, $32.4 million in 2001 and $30.8 in 2002. The Securities are guaranteed by the Partnership and secured by substantially all of the assets of the Partnership.

      In addition, the Partners obtained a credit facility under which one or more letters of credit may be issued in connection with their obligations pursuant to certain Project contracts, and, as of December 31, 1997, letters of credit aggregating $14.1 million were outstanding in connection with such obligations. The Partnership has funded the Project's debt service reserve fund with a letter of credit in the amount of $50 million and as of December 31, 1997 its cumulative additional debt service reserve and major overhaul reserve funding requirements of $33.0 million and $5.4 million, respectively, were fully funded. The Partnership is also required to fund additional reserves for debt service and major overhauls from available cash flow after debt service of approximately $6 million annually. To secure the Partnership's obligation to pay any amounts drawn under the debt service letter of credit, the letter of credit provider has been assigned a security interest and lien on all of the collateral in which the holders of the Securities have been assigned a security interest and lien.

      The Partnership is precluded from making distributions to the Partners unless project reserve accounts are funded to specified levels, as discussed above, and unless the required debt service coverage ratio is met, which was the case in 1997 and 1996. A distribution to the Partners of $42.4 million was made in November 1997.

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (a Delaware Limited Partnership)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

      Although the Partnership's net income could decline through the fourth quarter of 1999 due largely to Tier I gas pricing increasing at a greater rate than increases in the energy component of billings to Con Edison, the Partnership believes that funds available from cash on hand, restricted funds, operations and the debt service letter of credit will be more than sufficient to liquidate Partnership obligations as they come due and pay scheduled debt service.

4. Financial Instruments

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

      The carrying values reflected in the balance sheet at December 31, 1997 and 1996 reasonably approximate the fair values for cash and cash equivalents, restricted investments, trade receivables and construction payables and retentions. In making such assessment, the Partnership utilized credit reviews. The Partnership estimates that the fair value of the Securities at December 31, 1997 and 1996 were $762.7 million and $710.3 million, respectively, based on quoted market prices, which were $74.5 million and $11.9 million higher, respectively, than the historical carrying values of $688.2 million and $698.4 million, respectively.

      At December 31, 1997 and 1996, the aggregate fair value of the Partnership's available-for-sale debt securities closely approximated the amortized cost of such securities.

5. Commitments and Contingencies

      Litigation and Claims

      On March 29, 1996, the Partnership filed a petition with the Federal Energy Regulatory Commission ("FERC") alleging Niagara Mohawk has been overcharging for the transmission of electricity in violation of the FERC policy by calculating transmission losses on an incremental basis. The Partnership believes that transmission losses should be calculated on an average basis. The Partnership has been recording its transmission expense at the disputed, higher rate. As of December 31, 1997, the Partnership estimates it was owed approximately $7.7 million for transmission overcharges. The Partnership requested that the FERC order Niagara Mohawk to recalculate the transmission losses beginning in October 1994, when it began wheeling power from the Project. In September 1996, the FERC issued an order dismissing the Partnership's complaint and requiring Niagara Mohawk to provide the Partnership with information regarding the calculation of transmission losses. In October 1996, the Partnership filed a request for rehearing of the FERC's order which was denied by

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (a Delaware Limited Partnership)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


the FERC. In December 1997, the Partnership filed a petition for review of the FERC orders in the United States Court of Appeals. The Court of Appeals has not yet set a briefing schedule for this proceeding. The Partnership intends to continue to vigorously pursue this matter.

      Gas Supply

      The Partnership has entered into a 20-year gas supply agreement with Enron Power Services, Inc. ("Enron"), and 20-year transmission services and interconnection agreements for gas transportation with several pipeline companies, each with a term or expected term of at least twenty years. Aggregate minimum commitments under these contracts over the next five years are as follows: $234.6 million in 1998, $245.0 million in 1999, $200.6 million in 2000, $200.8 million in 2001 and $201.0 in 2002.

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

      Enron will maintain a notional tracking account to account for differences between the contract price and spot gas prices, except that there will be no such tracking with respect to the Tier I gas during the first five years of the contract. The tracking account would be increased if the then current spot gas price is greater than the contract price and would be decreased if the then current spot gas price is lower than the contract price. The tracking account bears interest at 1% over prime. Enron has been given a security interest in the plant, which is subordinated to payments for secured debt service and certain letter of credit reimbursement obligations, to secure any tracking account balance. As of December 31, 1997, the Partnership estimates that the balance in the tracking account amounted to approximately $103.0 million. If at any time the tracking account balance exceeds 50% of the plant's then fair market value, the Partnership will be required to reduce the tracking balance by paying to Enron the lesser of (a) the amount necessary to reduce the tracking balance to 50% of the plant's fair market value or (b) (i) during years 6 through 15 of the contract, all incremental revenues as defined in the contract and (ii) thereafter 50% of qualifying cash flows also as defined in the contract plus all incremental revenues. If a positive balance exists in the tracking account at the end of the contract term, the Partnership will be required either to pay the balance in the tracking account or to convey to Enron an equity ownership in the plant based on the ratio of the tracking account balance to the facility's fair market value at such time.

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

      A petition requesting permission to curtail (i.e., limit or suspend) purchases of power from independent power producers was filed by Niagara Mohawk, and the Public Service Commission of the State of New York (the "PSC") instituted a proceeding to consider the merits of the petition. In August 1996, the PSC issued a notice inviting comments regarding whether and when utilities should be permitted to curtail purchases from independent power producers. In December 1997, the Partnership submitted comments to the PSC with respect to this matter but the PSC has not yet issued an order. The Partnership intends to vigorously oppose any efforts by the PSC and/or individual utilities to curtail purchases of power from independent power producers. The Partnership's power sales contract with Niagara Mohawk covers up to approximately 300MW in any hourly period. A decision by the PSC permitting Niagara Mohawk to implement curtailment could adversely affect the Partnership's operating revenue.

6. Related Party Transactions

      The Partnership has entered into an operations and maintenance agreement with Sithe Energies Power Services, Inc. ("Sithe Power Services"), an indirect wholly-owned subsidiary of Sithe Energies, under which Sithe Power Services will provide all operations and maintenance services for the Project for twenty years following the Date of Commercial Operation on a cost reimbursement basis. In addition, the agreement calls for the Partnership to pay Sithe Power Services a $551,250 annual fee, which escalates at 5% per annum, for management and administrative services, provided by Sithe Power Services to the Partnership.

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