Form 10-Q
period 1998-03-31
SITHE INDEPENDENCE FUNDING CORP; SITHE INDEPENDENCE POWER PARTNERS LP
filed 1998-05-14
CIK 899281, 899322

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 1998            Commission File Number  33-59960

                     SITHE/INDEPENDENCE FUNDING CORPORATION
             (Exact name of registrant as specified in its charter)

           Delaware                                    13-3677475
           --------                                    ----------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)

450 Lexington Avenue, New York, NY                       10017
----------------------------------                       -----
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

                                                                |X|  Yes |_|  No

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                     SITHE/INDEPENDENCE FUNDING CORPORATION

                                                                        Page No.
                                                                        --------
Part I   Financial Information

SITHE/INDEPENDENCE POWER PARTNERS, L.P.
(a Delaware Limited Partnership)

Financial Statements:
   Consolidated Balance Sheets at March 31, 1998 and
      December 31, 1997 (Unaudited).....................................   3
   Consolidated Statements of Operations for the Three
      Months Ended March 31, 1998 and 1997 (Unaudited)..................   4
   Consolidated Statement of Partners' Capital for the Three
      Months Ended March 31, 1998 (Unaudited)...........................   5
   Consolidated Statements of Cash Flows for the Three Months
      Ended March 31, 1998 and 1997 (Unaudited).........................   6
   Notes to Consolidated Financial Statements  (Unaudited)..............   7

Management's Discussion and Analysis of Financial Condition
   and Results of Operations............................................   8

Part II   Other Information

Item 6.    Exhibits and Reports on Form 8-K.............................   9

Signatures .............................................................  10

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (a Delaware Limited Partnership)

                     CONSOLIDATED BALANCE SHEETS (Unaudited)
                                 (In thousands)

                                                     March 31,    December 31,
                                                       1998           1997
                                                     ---------    ------------

ASSETS

Current assets:
   Cash and cash equivalents                        $     712      $       3
   Restricted cash and cash equivalents                68,019         40,643
   Restricted investments                              36,134         34,674
   Accounts receivable - trade                         34,450         33,384
   Fuel inventory and other current assets              6,672          1,872
                                                    ---------      ---------
        Total current assets                          145,987        110,576

Property, plant and equipment, at cost:
   Land                                                 5,010          5,010
   Electric and steam generating facilities           765,241        765,239
                                                    ---------      ---------
                                                      770,251        770,249
   Accumulated depreciation                           (62,314)       (56,975)
                                                    ---------      ---------
                                                      707,937        713,274

Debt issuance costs                                     8,974          9,212
Other assets                                            4,637          4,985
                                                    ---------      ---------

   Total assets                                     $ 867,535      $ 838,047
                                                    =========      =========

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Trade payables                                   $  20,992      $  20,823
   Accrued interest                                    14,378            174
   Current portion of long-term debt                   18,856         18,856
   Accrued construction costs and retentions              161            443
                                                    ---------      ---------
      Total current liabilities                        54,387         40,296

Long-term debt:
   7.90% secured notes due 2002                       109,897        109,897
   8.50% secured bonds due 2007                       150,839        150,839
   9.00% secured bonds due 2013                       408,609        408,609
                                                    ---------      ---------
                                                      669,345        669,345

Other liabilities                                       5,185          7,842

Commitments and contingencies

Partners' capital                                     138,618        120,564
                                                    ---------      ---------

   Total liabilities and partners' capital          $ 867,535      $ 838,047
                                                    =========      =========

                 See notes to consolidated financial statements.

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (a Delaware Limited Partnership)

                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                                 (In thousands)

                                                            Three Months
                                                           Ended March 31,
                                                     --------------------------
                                                        1998             1997
                                                     ---------        ---------

Revenue                                              $ 103,027        $ 105,467
                                                     ---------        ---------

Cost of sales:
   Fuel                                                 55,810           53,379
   Operations and maintenance                           10,480            2,006
   Depreciation                                          5,339            4,917
                                                     ---------        ---------
                                                        71,629           60,302
                                                     ---------        ---------

Operating income                                        31,398           45,165

Non-operating income (expense):
   Interest expense                                    (14,607)         (15,697)
   Other income, net                                     1,263            1,659
                                                     ---------        ---------

Net income                                           $  18,054        $  31,127
                                                     =========        =========

                 See notes to consolidated financial statements.

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (a Delaware Limited Partnership)

             CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (Unaudited)
                                 (In thousands)

                                                                        Total
                                           General       Limited       Partners'
                                           Partner       Partners      Capital
                                           --------      --------      --------

Balance, January 1, 1998                   $  1,280      $119,284      $120,564

Net income                                      181        17,873        18,054
                                           --------      --------      --------

Balance, March 31, 1998                    $  1,461      $137,157      $138,618
                                           ========      ========      ========

                 See notes to consolidated financial statements.

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (a Delaware Limited Partnership)

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In thousands)

                                                              Three Months
                                                             Ended March 31,
                                                          ---------------------
                                                            1998         1997
                                                          --------     --------

Cash flows from operating activities:
  Net income                                              $ 18,054     $ 31,127
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation                                           5,339        4,917
      Amortization of deferred financing costs                 238          271
      Changes in operating assets and liabilities:
        Accounts receivable - trade                         (1,066)       4,763
        Fuel inventory and other current assets             (4,800)      (1,972)
        Other assets                                           348          348
        Trade payables                                         169          (70)
        Accrued interest payable                            14,204       15,143
        Other liabilities                                   (2,657)      (8,020)
                                                          --------     --------

Net cash provided by operating activities                   29,829       46,507
                                                          --------     --------

Cash flows from investing activities:
  Capital expenditures                                        (284)     (12,694)
  Restricted funds                                         (28,836)     (33,108)
                                                          --------     --------

Net cash used in investing activities                      (29,120)     (45,802)
                                                          --------     --------

Net increase in cash and cash equivalents                      709          705

Cash and cash equivalents at beginning of period                 3            4
                                                          --------     --------

Cash and cash equivalents at end of period                $    712     $    709
                                                          ========     ========

Supplemental cash flow information
  Cash payments:
    Interest                                              $     --     $     --

                 See notes to consolidated financial statements.

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (a Delaware Limited Partnership)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. The Partnership

      Sithe/Independence Power Partners, L.P. (the "Partnership"), in which Sithe Energies, Inc. and certain of its direct and indirect wholly-owned subsidiaries (the "Partners") hold all the partnership interests, is a Delaware limited partnership that was formed in November 1990 for a term of 50 years to develop, construct and own a gas-fired cogeneration facility with a design capacity of approximately 1,000 megawatts (the "Project") located in the Town of Scriba, County of Oswego, New York. The Project commenced commercial operation for financial reporting purposes on December 29, 1994. The majority of the capacity and electric energy generated by the Project is sold to Consolidated Edison Company of New York, Inc. ("Con Edison") and Alcan Aluminum Corporation with the remainder of the electric energy being sold to Niagara Mohawk Power Corporation.

2. Basis of Presentation

      The accompanying consolidated balance sheets at March 31, 1998 and December 31, 1997 and the consolidated statements of operations and cash flows for the three months ended March 31, 1998 and 1997 should be read in conjunction with the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 1997 for the Partnership and its wholly-owned subsidiary, Sithe/Independence Funding Corporation.

      The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year. The unaudited financial information at March 31, 1998 and for the three months ended March 31, 1998 and 1997 contains all adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the operating results for such periods.

      Operations and maintenance expense for the first quarter of 1997 reflects an $8.2 million credit as a result of the Partnership's discontinuance of its major overhaul cost normalization policy for its gas turbines, steam turbines and generators (the "covered units"). This policy was discontinued effective January 1, 1997, when the Partnership entered into a twelve-year service agreement with General Electric Company ("GE"), under which GE performs all scheduled major overhauls of the covered units.

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (a Delaware Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

      Revenue for the first quarter of 1998 of $103.0 million was $2.4 million (2%) lower than in the first quarter of 1997 principally reflecting lower Con Edison tariffs in the first quarter of 1998 compared to the same period of last year.

      Cost of sales for the first quarter of 1998 of $71.6 million was $11.3 million (19%) higher than in the first quarter of 1997 principally reflecting higher fuel costs due to a contractual price increase under the Partnership's long-term gas supply contract and the fact that the first quarter of 1997 included an $8.2 million credit to maintenance expense associated with the discontinuance of the Partnership's major overhaul cost normalization policy for the covered units.

      Interest expense for the first quarter of 1998 decreased by $1.1 million from the corresponding quarter of last year due to the lower outstanding amounts of long-term debt.

      Other income, net, consisted of interest income for both periods, and for the first quarter of 1998 decreased by $.4 million from the corresponding quarter of last year due to lower average balances of restricted cash and investments.

Liquidity and Capital Resources

      Under a credit facility obtained by the Partners, one or more letters of credit may be issued in connection with their obligations pursuant to certain Project contracts, and, as of March 31, 1998, letters of credit aggregating $14.1 million were outstanding in connection with such obligations. Also, the Partnership secured the Project's debt service obligations with a letter of credit in the amount of $50 million and as of March 31, 1998, the Project's cumulative additional debt service reserve and major overhaul reserve requirements of $33.0 million and $5.6 million, respectively, were fully funded.

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

                          PART II -- OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            Exhibit No.             Description of Exhibit
            -----------             ----------------------

              27---- Article 5 Financial Data Schedule of Sithe/Independence Power Partners, L.P. for the quarter ended March 31, 1998.

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

                                      Sithe/Independence Funding Corporation
                                      --------------------------------------
                                      (Registrant)


May 14, 1998                          /s/ Richard J. Cronin III
                                      --------------------------------------
                                      Richard J. Cronin III
                                      Chief Financial Officer and
                                         Senior Vice President
                                      (Principal Financial and
                                         Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the co-registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Sithe/Independence Power Partners, L.P.
                                      ---------------------------------------
                                     (Registrant)


                                      By: Sithe/Independence, Inc.
                                          ----------------------------------
                                          General Partner


May 14, 1998                              /s/ Richard J. Cronin III
                                          ----------------------------------
                                          Richard J. Cronin III
                                          Chief Financial Officer and
                                             Senior Vice President
                                          (Principal Financial and
                                             Accounting Officer)