Form 10-Q
period 1998-06-30
SITHE INDEPENDENCE FUNDING CORP; SITHE INDEPENDENCE POWER PARTNERS LP
filed 1998-08-13
CIK 899281, 899322

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 1998             Commission File Number  33-59960

                     SITHE/INDEPENDENCE FUNDING CORPORATION
             (Exact name of registrant as specified in its charter)

            Delaware                                   13-3677475
            --------                                   ----------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

   450 Lexington Avenue, New York, NY                    10017
   ----------------------------------                    -----
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

                                                                |X| Yes   |_| No

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                     SITHE/INDEPENDENCE FUNDING CORPORATION

                                                                        Page No.
                                                                        --------
Part I  Financial Information

SITHE/INDEPENDENCE POWER PARTNERS, L.P.
(a Delaware Limited Partnership)

Financial Statements:
   Consolidated Balance Sheets at June 30, 1998 and
      December 31, 1997 (Unaudited)......................................  3
   Consolidated Statements of Operations for the Three and Six
      Months Ended June 30, 1998 and 1997 (Unaudited)....................  4
   Consolidated Statement of Partners' Capital for the Six
      Months Ended June 30, 1998 (Unaudited).............................  5
   Consolidated Statements of Cash Flows for the Six Months
      Ended June 30, 1998 and 1997 (Unaudited)...........................  6
   Notes to Consolidated Financial Statements  (Unaudited)...............  7

Management's Discussion and Analysis of Financial Condition
   and Results of Operations.............................................  8

Part II  Other Information

Item 6. Exhibits and Reports on Form 8-K................................. 10

Signatures .............................................................. 11

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (a Delaware Limited Partnership)

                     CONSOLIDATED BALANCE SHEETS (Unaudited)
                                 (In thousands)

                                                        June 30,    December 31,
                                                          1998          1997
                                                       ---------    ------------
ASSETS

Current assets:
   Cash and cash equivalents                           $      --     $       3
   Restricted cash and cash equivalents                   76,892        40,643
   Restricted investments                                 17,330        34,674
   Accounts receivable - trade                            26,912        33,384
   Fuel inventory and other current assets                 6,511         1,872
                                                       ---------     ---------
        Total current assets                             127,645       110,576

Property, plant and equipment, at cost:
   Land                                                    5,010         5,010
   Electric and steam generating facilities              765,317       765,239
                                                       ---------     ---------
                                                         770,327       770,249
   Accumulated depreciation                              (67,232)      (56,975)
                                                       ---------     ---------
                                                         703,095       713,274

Debt issuance costs                                        8,710         9,212
Other assets                                               4,290         4,985
                                                       ---------     ---------

   Total assets                                        $ 843,740     $ 838,047
                                                       =========     =========

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
   Trade payables                                      $  20,176     $  20,823
   Accrued interest                                          311           174
   Current portion of long-term debt                      23,133        18,856
   Accrued construction costs and retentions                  --           443
                                                       ---------     ---------
      Total current liabilities                           43,620        40,296

Long-term debt:
   7.90% secured notes due 2002                           96,191       109,897
   8.50% secured bonds due 2007                          150,839       150,839
   9.00% secured bonds due 2013                          408,609       408,609
                                                       ---------     ---------
                                                         655,639       669,345

Other liabilities                                          6,055         7,842

Commitments and contingencies

Partners' capital                                        138,426       120,564
                                                       ---------     ---------

   Total liabilities and partners' capital             $ 843,740     $ 838,047
                                                       =========     =========

                 See notes to consolidated financial statements.

                    SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (a Delaware Limited Partnership)

               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                                 (In thousands)

                                        Three Months              Six Months
                                       Ended June 30,           Ended June 30,
                                  ----------------------    ----------------------
                                     1998         1997         1998         1997
                                  ---------    ---------    ---------    ---------
Revenue                           $  78,430    $  79,328    $ 181,457    $ 184,795
                                  ---------    ---------    ---------    ---------
Cost of sales:
   Fuel                              49,426       50,550      105,236      103,929
   Operations and maintenance        10,451       10,812       20,931       12,818
   Depreciation                       4,918        4,917       10,257        9,834
                                  ---------    ---------    ---------    ---------
                                     64,795       66,279      136,424      126,581
                                  ---------    ---------    ---------    ---------

Operating income                     13,635       13,049       45,033       58,214

Non-operating income (expense):
   Interest expense                 (16,038)     (15,763)     (30,645)     (31,460)
   Other income, net                  2,211        1,930        3,474        3,589
                                  ---------    ---------    ---------    ---------

Net income (loss)                      (192)   $    (784)   $  17,862    $  30,343
                                  =========    =========    =========    =========

                 See notes to consolidated financial statements.

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (a Delaware Limited Partnership)

             CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (Unaudited)
                                 (In thousands)

                                                                       Total
                                          General       Limited       Partners'
                                          Partner       Partners       Capital
                                          --------      --------      ---------
Balance, January 1, 1998                  $  1,280      $119,284      $120,564

Net income                                     179        17,683        17,862
                                          --------      --------      --------

Balance, June 30, 1998                    $  1,459      $136,967      $138,426
                                          ========      ========      ========

                 See notes to consolidated financial statements.

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (a Delaware Limited Partnership)

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In thousands)

                                                                 Six Months
                                                               Ended June 30,
                                                           ---------------------
                                                             1998        1997
                                                           --------    --------
Cash flows from operating activities:
  Net income                                               $ 17,862    $ 30,343
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation                                           10,257       9,834
      Amortization of deferred financing costs                  502         532
      Changes in operating assets and liabilities:
        Accounts receivable - trade                           6,472      10,925
        Fuel inventory and other current assets              (4,639)      1,025
        Other assets                                            695         695
        Trade payables                                         (647)     (5,588)
        Accrued interest payable                                137          --
        Other liabilities                                    (1,787)     (5,945)
                                                           --------    --------

Net cash provided by operating activities                    28,852      41,821
                                                           --------    --------

Cash flows from investing activities:
  Capital expenditures                                         (521)    (13,473)
  Restricted funds                                          (18,905)    (20,241)
                                                           --------    --------

Net cash used in investing activities                       (19,426)    (33,714)
                                                           --------    --------

Cash flows from financing activities:
  Principal payments of long-term debt                       (9,429)     (5,101)
                                                           --------    --------

Net cash used in financing activities                        (9,429)     (5,101)
                                                           --------    --------

Net increase (decrease) in cash and cash equivalents             (3)      3,006

Cash and cash equivalents at beginning of period                  3           4
                                                           --------    --------

Cash and cash equivalents at end of period                 $     --    $  3,010
                                                           ========    ========

Supplemental cash flow information
  Cash payments:
    Interest                                               $ 30,508    $ 30,228

                 See notes to consolidated financial statements.

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (a Delaware Limited Partnership)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. The Partnership

      Sithe/Independence Power Partners, L.P. (the "Partnership"), in which Sithe Energies, Inc. and certain of its direct and indirect wholly-owned subsidiaries (the "Partners") hold all the partnership interests, is a Delaware limited partnership that was formed in November 1990 for a term of 50 years to develop, construct and own a gas-fired cogeneration facility with a design capacity of approximately 1,000 megawatts (the "Project") located in the Town of Scriba, County of Oswego, New York. The Project commenced commercial operation for financial reporting purposes on December 29, 1994. The majority of the capacity and electric energy generated by the Project is sold to Consolidated Edison Company of New York, Inc. ("Con Edison") and Alcan Aluminum Corporation ("Alcan") with the remainder of the electric energy being sold to Niagara Mohawk Power Corporation.

2. Basis of Presentation

      The accompanying consolidated balance sheets at June 30, 1998 and December 31, 1997 and the consolidated statements of operations for the three and six months ended June 30, 1998 and 1997 and cash flows for the six months ended June 30, 1998 and 1997 should be read in conjunction with the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 1997 for the Partnership and its wholly-owned subsidiary, Sithe/Independence Funding Corporation.

      The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year. The unaudited financial information at June 30, 1998 and for the three and six months ended June 30, 1998 and 1997 contains all adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the operating results for such periods.

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

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (a Delaware Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

      Revenue for the second quarter of 1998 of $78.4 million was $.9 million (1%) lower than in the second quarter of 1997 due primarily to lower net generation in the second quarter of 1998 than in 1997 offset in part by higher Con Edison tariffs in the second quarter of 1998 compared to the same period of last year.

      Cost of sales for the second quarter of 1998 of $64.8 million was $1.5 million (2%) lower than in the second quarter of 1997 reflecting a $3.0 million gas transportation cost rebate and lower fuel usage due to lower net generation, partly offset by higher fuel costs due to a contractual price increase under the Partnership's long-term gas supply contract.

      Revenue for the first six months of 1998 of $181.5 million was $3.3 million (2%) lower than in the first six months of 1997 reflecting lower net generation during the first half of 1998 compared to the same period of 1997.

      Cost of sales for the first six months of 1998 of $136.4 million was $9.8 million (8%) higher than in the first six months of 1997 principally reflecting higher fuel costs due to a contractual price increase under the Partnership's long-term gas supply contract, partly offset by a $3.0 million gas transportation cost rebate and the fact that the first half of 1997 included an $8.2 million credit to maintenance expense associated with the discontinuance of the Partnership's major overhaul cost normalization policy for the covered units.

      Interest expense for the first six months of 1998 decreased by $.8 million from the same period as last year due to lower outstanding amounts of long-term debt.

      Other income, net, consisted of interest income for all periods.

Liquidity and Capital Resources

      Under a credit facility obtained by the Partners, one or more letters of credit may be issued in connection with their obligations pursuant to certain Project contracts, and, as of June 30, 1998, letters of credit aggregating $13.9 million were outstanding in connection with such obligations. Also, the Partnership secured the Project's debt service reserve obligations with a letter of credit in the amount of $50 million and as of June 30, 1998, the Project's cumulative additional debt service reserve and major overhaul reserve requirements of $33.0 million and $5.6 million, respectively, were fully funded.

      Above-normal temperatures in the first half of 1998 limited the amount of thermal energy delivered to Alcan for heating purposes during such period. Accordingly, the Partnership may be required to reduce electricity generation in the second half of 1998 in order to maintain the ratio of thermal energy to electricity production required to ensure the Project's Qualifying Facility ("QF") status for 1998. The Partnership is actively pursuing a number of initiatives to mitigate the impact of weather variances on the Project's QF status and operations in the second-half of 1998 and thereafter. While a reduction in the level of electricity generation during the second half of 1998 could reduce the Partnership's 1998 net income, the Partnership believes that this will not have an adverse impact on the Partnership's ability to liquidate Partnership obligations as they come due and pay scheduled debt service.

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

      The Partnership utilizes a number of computerized operating and control systems at the Project, including applications used in plant operations and various administrative functions. To the extent that the computer applications cannot properly interpret the calendar year 2000 and beyond, some level of modification or replacement of such applications will be necessary. The Partnership has a comprehensive plan to identify all of its applications that are not year 2000 compliant and, by December 31, 1998, expects to have commenced the necessary modifications and replacements of such applications. Based upon information currently available about the Partnership's systems that are non-compliant and the Partnership's ongoing efforts to upgrade or replace critical systems, as necessary to address the year 2000 issue, the Partnership believes that its plan of action is sufficient to secure year 2000 compliance of its critical systems in a timely manner and currently does not anticipate any material adverse impact on its financial position, year 2000 compliance costs or operations as a result of the year 2000 issue directly affecting the systems at the Project. The Partnership is also assessing its exposure to year 2000 issues of third parties with whom it has material contracts. If the Partnership's and/or third party computer systems fail to achieve year 2000 compliance, such failures could have a material adverse impact on the Partnership's financial position or results of operations.

      Certain statements included in this Quarterly Report on Form 10-Q are forward-looking statements as defined in Section 21E of the Securities Exchange Act of 1934. The words "believe", "expect" and similar expressions generally identify forward-looking statements. While the Partnership believes in the veracity of all statements made herein, forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by the Partnership, are inherently subject to significant business, economic and competitive uncertainties and contingencies, including the continuation of above normal temperatures, the price of natural gas and the demand for and price of electricity. These uncertainties and contingencies could cause the Partnership's actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Partnership.

PART II -- OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits:

             Exhibit No.             Description of Exhibit
             -----------             ----------------------

                27 -- Article 5 Financial Data Schedule of Sithe/Independence Power Partners, L.P. for the quarter ended June 30, 1998.

      (b)  Reports on Form 8-K:

             No report on Form 8-K was filed during the quarter covered by this report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Sithe/Independence Funding Corporation
                                      ------------------------------------------
                                      (Registrant)

August 13, 1998                       /s/ Richard J. Cronin III
                                      ------------------------------------------
                                      Richard J. Cronin III
                                      Chief Financial Officer and
                                        Senior Vice President
                                      (Principal Financial and
                                        Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, the co-registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Sithe/Independence Power Partners, L.P.
                                      ------------------------------------------
                                      (Registrant)


                                      By: Sithe/Independence, Inc.
                                          --------------------------------------
                                          General Partner

August 13, 1998                           /s/ Richard J. Cronin III
                                          --------------------------------------
                                          Richard J. Cronin III
                                          Chief Financial Officer and
                                            Senior Vice President
                                          (Principal Financial and
                                            Accounting Officer)