Form 10-Q
period 1998-09-30
SITHE INDEPENDENCE FUNDING CORP; SITHE INDEPENDENCE POWER PARTNERS LP
filed 1998-11-16
CIK 899281, 899322

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of the
                           Securities Exchange Act of 1934

For the Quarter Ended September 30, 1998        Commission File Number  33-59960

                        SITHE/INDEPENDENCE FUNDING CORPORATION
                (Exact name of registrant as specified in its charter)

          DELAWARE                                    13-3677475
          --------                                    ----------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

   450 LEXINGTON AVENUE, NEW YORK, NY                    10017
   ----------------------------------                    -----
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

                                                                        PAGE NO.
PART I   FINANCIAL INFORMATION

SITHE/INDEPENDENCE POWER PARTNERS, L.P.
(a Delaware Limited Partnership)

Financial Statements:
     Consolidated Balance Sheets at September 30, 1998 and
        December 31, 1997 (Unaudited). . . . . . . . . . . . . . . . . . .  3
     Consolidated Statements of Operations for the Three and Nine
        Months Ended September 30, 1998 and 1997 (Unaudited) . . . . . . .  4
     Consolidated Statement of Partners' Capital for the Nine
        Months Ended September 30, 1998 (Unaudited). . . . . . . . . . . .  5
     Consolidated Statements of Cash Flows for the Nine Months
        Ended September 30, 1998 and 1997 (Unaudited). . . . . . . . . . .  6
     Notes to Consolidated Financial Statements  (Unaudited) . . . . . . .  7

Management's Discussion and Analysis of Financial Condition
     and Results of Operations . . . . . . . . . . . . . . . . . . . . .    8

PART II   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . 11

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   12

                       SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                          (a Delaware Limited Partnership)

                       CONSOLIDATED BALANCE SHEETS (Unaudited)
                                  (In thousands)

                                                     SEPTEMBER 30,  DECEMBER 31,
                                                         1998           1997
                                                       ---------     ---------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                           $     714     $       3
   Restricted cash and cash equivalents                   70,626        40,643
   Restricted investments                                 45,617        34,674
   Accounts receivable - trade                            26,635        33,384
   Fuel inventory and other current assets                 3,845         1,872
                                                       ---------     ---------
        TOTAL CURRENT ASSETS                             147,437       110,576

PROPERTY, PLANT AND EQUIPMENT, AT COST:
   Land                                                    5,010         5,010
   Electric and steam generating facilities              767,328       765,239
                                                       ---------     ---------
                                                         772,338       770,249
   Accumulated depreciation                              (72,134)      (56,975)
                                                       ---------     ---------
                                                         700,204       713,274

DEBT ISSUANCE COSTS                                        8,454         9,212
OTHER ASSETS                                               3,943         4,985
                                                       ---------     ---------
   TOTAL ASSETS                                        $ 860,038     $ 838,047
                                                       =========     =========

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Trade payables                                      $  21,837     $  20,823
   Accrued interest                                       14,929           174
   Current portion of long-term debt                      23,133        18,856
   Accrued construction costs and retentions               1,476           443
                                                       ---------     ---------
      TOTAL CURRENT LIABILITIES                           61,375        40,296

LONG-TERM DEBT:
   7.90% secured notes due 2002                           96,191       109,897
   8.50% secured bonds due 2007                          150,839       150,839
   9.00% secured bonds due 2013                          408,609       408,609
                                                       ---------     ---------
                                                         655,639       669,345

OTHER LIABILITIES                                          5,214         7,842

COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL                                        137,810       120,564
                                                       ---------     ---------
   TOTAL LIABILITIES AND PARTNERS' CAPITAL             $ 860,038     $ 838,047
                                                       =========     =========


                 See notes to consolidated financial statements.

                      SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                         (a Delaware Limited Partnership)

                 CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                                 (In thousands)

                                            THREE MONTHS               NINE MONTHS
                                         ENDED SEPTEMBER 30,        ENDED SEPTEMBER 30,
                                        ---------------------      ---------------------
                                          1998        1997           1998        1997
                                        ---------   ---------      ---------   ---------
Revenue                                 $  81,489   $  91,108      $ 262,946   $ 275,903
                                        ---------   ---------      ---------   ---------

Cost of sales:
   Fuel                                    53,635      53,418        158,871     157,347
   Operations and maintenance               9,732      10,329         30,663      23,147
   Depreciation                             4,902       4,918         15,159      14,752
                                        ---------   ---------      ---------   ---------
                                           68,269      68,665        204,693     195,246
                                        ---------   ---------      ---------   ---------

Operating income                           13,220      22,443         58,253      80,657

Non-operating income (expense):
   Interest expense                       (15,400)    (15,502)       (46,045)    (46,962)
   Interest income                          1,564       1,781          5,038       5,370
                                        ---------   ---------      ---------   ---------

Net income (loss)                       $    (616)  $   8,722      $  17,246   $  39,065
                                        =========   =========      =========   =========





                 See notes to consolidated financial statements

                   SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                      (a Delaware Limited Partnership)

            CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (Unaudited)
                               (In thousands)


                                                                  TOTAL
                                       GENERAL      LIMITED     PARTNERS'
                                       PARTNER     PARTNERS      CAPITAL
                                      ---------    ---------    ---------

BALANCE, JANUARY 1, 1998              $   1,280    $ 119,284    $ 120,564

Net income                                  172       17,074       17,246
                                      ---------    ---------    ---------

BALANCE, SEPTEMBER 30, 1998           $   1,452    $ 136,358    $ 137,810
                                      =========    =========    =========







                See notes to consolidated financial statements.

                      SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                         (a Delaware Limited Partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In thousands)

                                                                     NINE MONTHS
                                                                  ENDED SEPTEMBER 30,
                                                                ----------------------
                                                                  1998         1997
                                                                ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                   $  17,246    $  39,065
   Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation                                               15,159       14,752
        Amortization of deferred financing costs                      758          798
        Changes in operating assets and liabilities:
           Accounts receivable - trade                              6,749        9,582
           Fuel inventory and other current assets                 (1,973)       1,287
           Other assets                                             1,042        1,041
           Trade payables                                           1,014       (3,437)
           Accrued interest payable                                14,755       15,042
           Other liabilities                                       (2,628)      (8,116)
                                                                ---------    ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES                          52,122       70,014
                                                                ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                            (1,056)     (16,087)
   Restricted funds                                               (40,926)     (44,944)
                                                                ---------    ---------

NET CASH USED IN INVESTING ACTIVITIES                             (41,982)     (61,031)
                                                                ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments of long-term debt                            (9,429)      (5,101)
                                                                ---------    ---------

NET CASH USED IN FINANCING ACTIVITIES                              (9,429)      (5,101)
                                                                ---------    ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                             711        3,882

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        3            4
                                                                ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $     714    $   3,886
                                                                =========    =========

SUPPLEMENTAL CASH FLOW INFORMATION
   Cash payments:
      Interest                                                  $  31,290    $  30,228

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

2.   BASIS OF PRESENTATION

          The accompanying consolidated balance sheets at September 30, 1998 and December 31, 1997 and the consolidated statements of operations for the three and nine months ended September 30, 1998 and 1997 and cash flows for the nine months ended September 30, 1998 and 1997 should be read in conjunction with the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 1997 for the Partnership and its wholly-owned subsidiary, Sithe/Independence Funding Corporation.

          The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year. The unaudited financial information at September 30, 1998 and for the three and nine months ended September 30, 1998 and 1997 contains all adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the operating results for such periods.

          Operations and maintenance expense for the first quarter of 1997 reflects an $8.2 million credit as a result of the Partnership's discontinuance of its major overhaul cost normalization policy for its gas turbines, steam turbines and generators (the "covered units"). This policy was discontinued effective January 1, 1997, when the Partnership entered into a twelve-year service agreement with General Electric Company ("GE") under which GE performs all scheduled major overhauls of the covered units.

                      SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                          (A DELAWARE LIMITED PARTNERSHIP)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

          Revenue for the third quarter and first nine months of 1998 of $81.5 million and $262.9 million, respectively, was lower than in corresponding periods of last year by $9.6 million (11%) and $13.0 million (5%), respectively, due largely to lower net generation in the third quarter of 1998 offset in part by higher Con Edison tariffs.

          As a result of the unusually warm weather in the first half of this year, the Partnership has been required to begin curtailing second-half electricity generation to ensure that, by year end, the Project's ratio of thermal energy deliveries to total energy deliveries is at the level required to maintain the Project's Qualifying Facility ("QF") status. Additional QF-related curtailments will be required in the fourth quarter with the resulting adverse impact on operating income for that period presently estimated at approximately $13 million. Certain action has already been taken and additional efforts are underway toward increasing thermal energy deliveries and QF margin in 1999 and beyond.

          Cost of sales for the third quarter of 1998 of $68.3 million was $.4 million (.6%) lower than in the third quarter of 1997 reflecting lower operations and maintenance expense and lower fuel consumption due to lower net generation, almost entirely offset by higher fuel costs due to a contractual price increase under the Partnership's long-term gas supply contract.

          Cost of sales for the first nine months of 1998 of $204.7 million was $9.5 million (5%) higher than in the first nine months of 1997 principally reflecting (a) higher fuel costs due to a contractual price increase under the Partnership's long-term gas supply contract, partly offset by lower fuel consumption and a $3.0 million gas transportation cost rebate and (b) the fact that the first nine months of 1997 included an $8.2 million credit to maintenance expense associated with the discontinuance of the Partnership's major overhaul cost normalization policy for the covered units.

          Interest expense for the third quarter of 1998 and the first nine months of 1998 decreased by $.1 million and $.9 million, respectively, from the corresponding periods of last year due to lower outstanding amounts of long-term debt.


LIQUIDITY AND CAPITAL RESOURCES

          Under a credit facility obtained by the Partners, one or more letters of credit may be issued in connection with their obligations pursuant to certain Project contracts, and, as of September 30, 1998, letters of credit aggregating $14.0 million were outstanding in connection with such obligations. Also, the Partnership has secured the Project's debt service reserve obligations with a letter of credit in the amount of $50 million. As of September 30, 1998, the Partnership had restricted funds aggregating $116.2 million, including the Project's cumulative cash debt service reserve and major overhaul reserve of $33.0 million and $5.6 million, respectively. In addition, these restricted funds included $21.5 million that was utilized for October operating expenses, $24.4 million reserved for the December 31 debt service payment, $4.9 million reserved for Project completion and $26.8 million in the partnership distribution account. Funds in the distribution account are available as additional operating and debt service reserves until such time as certain coverage ratios are achieved.

          Although the Partnership's net income for 1998 is being reduced due to QF-related curtailments and its net income could also decline through the fourth quarter of 1999 due largely to Tier I gas prices increasing at a greater rate than increases in the energy component of billings to Con Edison, the Partnership believes that funds available from cash on hand, restricted funds, operations and the debt service letter of credit will be more than sufficient to liquidate Partnership obligations as they come due and pay scheduled debt service.

YEAR 2000 COMPLIANCE

          The Partnership utilizes a number of computerized operating and control systems at the Project, including applications used in plant operations and various administrative functions.

          The Partnership is nearing the completion of its assessment of the state of year 2000 readiness of both its information technologies and non-information technology systems. The Partnership has completed the development of a comprehensive database of its systems which could be affected by year 2000 non-compliance and is in the process of communicating with the applicable suppliers and manufacturers of such systems to determine the state of year 2000 compliance of such systems. The Partnership has engaged Raytheon Engineers and Constructors Inc. ("Raytheon"), an affiliate of one of the Project's construction contractors, to perform an independent review of this assessment and to work with the Partnership to develop a comprehensive plan to remediate, test and implement any necessary corrections. The Partnership presently anticipates that this plan will be completed by the end of November 1998, that it will begin remediation efforts, to the extent required, by December 1998 and that any necessary remediation will be implemented prior to the end of 1999.

          Based upon information currently available to the Partnership, it estimates that the cost of remediation will be less than $1 million, of which less than of $.1 million has been expended in the first three quarters of 1998.

          The Partnership is also assessing its exposure to year 2000 issues of the third parties with whom it has material contracts. Questionnaires have been sent to these third parties to determine their year 2000 status. The Partnership has not yet developed any contingency plans with respect to year 2000 compliance, but will do so, in order to deal with any problems that are revealed as a result of the Partnership's internal and external assessment. If the systems of the Partnership or the third parties on which it relies fail because they are not year 2000 ready, such failures could have a material adverse impact on the Partnership's financial position or results of operations.

          The dates on which the Partnership believes it will have achieved year 2000 compliance are based on the Partnership's best estimates which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, or that there will not be a delay in, or increased costs associated with, the year 2000 issue. Specific factors that might cause differences between the estimates and actual results include, but are not limited to, the availability and cost of personnel trained in these areas, the ability to locate and correct all relevant computer code, timely responses to and corrections by third parties and suppliers, and similar uncertainties. Due to the general uncertainty inherent in the year 2000 issue, resulting in part from the uncertainty of the year 2000 readiness of third parties, the Partnership cannot ensure its ability to timely and cost-effectively resolve problems associated with the year 2000 issue that may affect its operations and business, or expose it to third party liability.

FORWARD-LOOKING STATEMENTS

     Certain statements included in this Quarterly Report on Form 10-Q are forward-looking statements as defined in Section 21E of the Securities Exchange Act of 1934. The words "believe", "expect", "estimated" and similar expressions generally identify forward-looking statements. While the Partnership believes in the veracity of all statements made herein, forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by the Partnership, are inherently subject to significant business, economic and competitive uncertainties and contingencies, including the continuation of above normal temperatures, the price of natural gas and the demand for and price of electricity. These uncertainties and contingencies could cause the Partnership's actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Partnership.

PART II -- OTHER INFORMATION



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

             Exhibit No.            Description of Exhibit
             -----------            ----------------------

             27 --            Financial Data Schedule of
                              Sithe/Independence Power Partners, L.P. for the quarter ended September 30, 1998.

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

                              Sithe/Independence Funding Corporation
                              --------------------------------------
                              (REGISTRANT)

November 13, 1998             /s/ Richard J. Cronin III
                              --------------------------------------
                              RICHARD J. CRONIN III
                              CHIEF FINANCIAL OFFICER AND
                                 SENIOR VICE PRESIDENT
                              (PRINCIPAL FINANCIAL AND
                                 ACCOUNTING OFFICER)


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

                              Sithe/Independence Power Partners, L.P.
                              ---------------------------------------
                              (REGISTRANT)

                              By:  Sithe/Independence, Inc.
                                   ------------------------
                                   GENERAL PARTNER

November 13, 1998             /s/ Richard J. Cronin III
                              ---------------------------------------
                              RICHARD J. CRONIN III
                              CHIEF FINANCIAL OFFICER AND
                                 SENIOR VICE PRESIDENT
                              (PRINCIPAL FINANCIAL AND
                                 ACCOUNTING OFFICER)