Form 10-K
period 1998-12-31
SITHE INDEPENDENCE FUNDING CORP
filed 1999-03-31
CIK 899281

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                   FOR ANNUAL AND TRANSITION REPORTS
    PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

================================================================================

                     SITHE/INDEPENDENCE FUNDING CORPORATION
                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.

                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1998

                                   Part 1                                   Page
                                                                            ----

Items 1, 2 and 3.  Business, Properties and Legal Proceedings                  3

Item 4.            Submission of Matters to a Vote of Security Holders        12

                                  Part II

Item 5.            Market for the Registrant's Common Equity and
                     Related Stockholder Matters (Not applicable)             --

Item 6.            Selected Financial Data                                    13

Item 7.            Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                      14

Item 7A.           Quantitative and Qualitative Disclosures About
                     Market Risk                                              16

Item 8.            Financial Statements and Supplementary Data                17

Item 9.            Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosure                      17

                                 Part III

Item 10.           Directors and Executive Officers of the Registrants        17

Item 11.           Executive Compensation                                     19

Item 12.           Security Ownership of Certain Beneficial Owners and
                     Management                                               19

Item 13.           Certain Relationships and Related Transactions             20

                                  Part IV

Item 14.           Exhibits, Financial Statement Schedules and Reports
                     on Form 8-K                                              20

                   Signatures                                                 25

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

      The General Partner is an indirect wholly-owned subsidiary of Sithe Energies, Inc. ("Sithe Energies"). The limited partners of the Partnership are Sithe Energies and certain of its direct and indirect wholly-own subsidiaries (the "Limited Partners"). The General Partner and Limited Partners are referred to herein as the "Partners". Sithe Energies is a leader in independent power generation in North America and among the top independent power producers in the world. In North America, at December 31, 1998, Sithe Energies owned or leased through its subsidiaries 28 operating power plants, including the Project, having an aggregate installed capacity of 3,762 megawatts ("MW") and had five projects representing 4,270 MW under active development. Sithe Energies' pending acquisition from GPU Inc. of 23 operating plants representing 4,113 MW, which is expected to close in the third quarter of 1999, will more than double Sithe Energies' North American operating capacity to 7,875 MW. Internationally, at December 31, 1998, Sithe Energies and its affiliates had in the Asia region, interests in 6 plants in operation having an aggregate installed capacity of 958 MW and 5 plants under construction representing 890 MW, and had interests in 17 projects representing 7,820 MW under active development in 12 countries.

      As of December 31, 1998, Sithe was privately owned 59.7% by Vivendi, formerly Compagnie Generale des Eaux, one of France's leading municipal services companies and the world's largest water distribution company, 29.5% by Marubeni Corporation, one of Japan's largest trading companies and 10.8% by the Sithe Employee Stock Ownership L.P. and management.

      Sithe Energies owns, directly or indirectly, 100% of the partnership interests in the Partnership. The following chart sets forth the organizational structure of the Partners in the Partnership and of the other affiliates of Sithe Energies involved with the Partnership.

                              Sithe Energies, Inc.
-------------------------------(Limited Partner)
|                      |-------------------------------------------|
|                      |                                           |
|                      100%                                       100%
|              Sithe Energies U.S.A., Inc.                 Energy Factors, Inc.
|                  (Limited Partner)                               |
----------------------------------------|                  -------------------
|          |                            |                          |
|         100%                        100%                        100%
|      Mitex, Inc.            Sithe/Independence, Inc.     Sithe Energies Power
|   (Limited Partner)           (General Partner)              Services, Inc.
|          |           |                |                       (Operator)
|          |           |                |
|          |           |                |
45%        10%         44%              1%
|          |           |                |
------------------The Partnership-------|
                       |
                      100%
               Sithe/Independence
               Funding Corporation

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

      The Securities are not guaranteed by or otherwise obligations of Sithe Energies, Vivendi or Marubeni or any affiliate of Sithe Energies, Vivendi or Marubeni other than Sithe Funding and the Partnership.

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

      The majority of the capacity and electric energy generated by the Project is sold to Consolidated Edison Company of New York, Inc. ("Con Edison") and Alcan with the remainder of the electric energy being sold to Niagara Mohawk Power Corporation ("Niagara Mohawk"). The electric energy sold to Con Edison is transported by Niagara Mohawk through Niagara Mohawk's electric transmission system. Thermal energy generated by the Project is sold to Alcan. Natural gas supplies to fuel the Project are provided by Enron Power Services, Inc. ("Enron Power Services"), an indirect wholly-owned subsidiary of Enron Corporation, and are transported to the Project by seven separate pipeline companies. Each of the principal contracts entered into by the Partnership has a term of 20 years or longer from the date the Project was placed into commercial operation.

      For the uncommitted portion of the capacity, the Project may, from time to time, enter into short- or long-term capacity sales of electricity to Con Edison, Niagara Mohawk or others, subject to certain restrictions set forth in the Trust Indenture dated as of January 1, 1993 and entered into by Sithe Funding, the Partnership and IBJ Schroder Bank & Trust Company (the "Indenture").

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

      The Operator has agreed to operate the Project, to provide all operations and maintenance services necessary or advisable in order to efficiently operate and maintain the Project, and to be liable for all expenses relating to operating, maintaining and managing the Project. The Partnership pays the Operator an annual management fee of $578,813, escalating at 5% per annum, and reimburses the Operator on a monthly basis for all direct and indirect necessary costs and expenses reasonably incurred by the Operator in fulfilling its obligations under the Operations and Maintenance Agreement.

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

   Con Edison

      Pursuant to the terms of the Con Edison Energy Purchase Agreement, Con Edison is obligated to purchase for a term of 40 years following the Date of Commercial Operation of the Project 740 MW of the Project's capacity and all of the electrical energy to be derived therefrom up to a maximum in any hour produced by the Project at a temperature-adjusted summer dependable maximum net capacity ("Summer DMNC") level of 740 MW plus two percent. During the first five years of the operation of the Project (the "First Period"), Con Edison was obligated to pay for the first

6.6 billion kilowatt-hours ("KWH") of electricity delivered to Con Edison in any Annual Period at a price equal to the sum of (a) 100% of Actual Con Edison Avoided Energy Costs and (b) $0.026/KWH. For each KWH in excess of 6.6 billion KWH in any Annual Period, Con Edison was obligated to pay a price equal to 93.75% of Actual Con Edison Avoided Energy Costs. The payments for electricity during the remainder of the contract are equal to 93.75% of Actual Con Edison Avoided Energy Costs in years six through 20 of the contract term (the "Second Period") and 88.75% of Actual Con Edison Avoided Energy Costs in years 21 through 40 of the contract term (the "Third Period"). In addition to payments for electricity delivered to Con Edison, during the Second Period, Con Edison will be obligated to make monthly capacity payments in an amount equal to the product of (a) the Summer DMNC of the Dedicated Plant applicable to such month,
(b) the Equivalent Availability Ratio applicable to such month and (c) a fixed capacity charge equal to $6.7455/kilowatt ("KW"). During the Third Period, Con Edison will be obligated to make monthly capacity payments in an amount equal to the product of (a) the Summer DMNC of the Dedicated Plant applicable to such month, (b) the Equivalent Availability Ratio applicable to such month and (c) a fixed capacity charge equal to $3.3727/KW. During the Second Period, Con Edison will also be obligated to make payments for operation and maintenance at a price equal to $0.01/KWH during calendar year 2000 escalating on the first day of each calendar year thereafter during the remainder of the Second Period with the index contained in the Con Edison Energy Purchase Agreement. During the Third Period, Con Edison will also be obligated to make payments for operation and maintenance at a price equal to one-half of the per KWH price during the last calendar year of the Second Period escalating on the first day of each calendar year during the Third Period with the index contained in the Con Edison Energy Purchase Agreement. Con Edison has the option to terminate the power sales contract with the Partnership upon satisfaction of certain conditions including assuming all of the Partnership's financial and contractual obligations related to the Project and paying an amount to the Partnership determined by a formula based on estimated future revenues and expenses under the contract. (Terms not defined in this section have the respective meanings set forth in the Con Edison Energy Purchase Agreement.)

   Niagara Mohawk

      Under the Niagara Mohawk Power Purchase Agreement, Niagara Mohawk will purchase all of the electricity delivered to Niagara Mohawk by the Project, up to a maximum of three million megawatthours ("MWH") of electricity in any calendar year (provided the Project does not deliver electricity at a rate in excess of 300 MW in any hourly period, or such greater amount as may be accepted by Niagara Mohawk). The Niagara Mohawk Power Purchase Agreement has a term of 20 years from January 15, 1995, the date on which the Partnership commenced deliveries of commercial quantities of electricity to Niagara Mohawk on a continuous basis. Niagara Mohawk will purchase electricity at its "energy only" rate, which is Niagara Mohawk's Public Service Commission of the State of New York ("PSC") filed tariff for the purchase of electricity from on-site generators, such as the Partnership, in effect at the time of delivery of electrical energy to Niagara Mohawk. Niagara Mohawk has no right of first refusal for any additional electricity or capacity to be sold by the Partnership.

   Alcan

      Alcan, a subsidiary of Alcan Aluminum Limited, owns and operates an aluminum production facility adjacent to the Project site. The Alcan facility engages in the production and recycling of aluminum alloys and rolled aluminum, which are used principally in the beverage container industry.

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

      On September 8, 1994, the PSC issued a certificate of public convenience and necessity permitting the Partnership to make retail sales of electricity to Alcan and to a containerboard recycling facility then being developed by a partnership of paper industry companies, and invited comment on an appropriate and equitable equalization fee that would be paid by the Partnership to Niagara Mohawk. On September 29, 1994, the PSC issued an order establishing an equalization fee with a present value of $19.6 million, which the Partnership has elected to pay in equal annual amounts of approximately $3 million for ten years, beginning on December 31, 1995. The order establishing the equalization fee also contains provisions for the amount of such fee to be reconsidered if the containerboard facility or a facility of comparable economic development is not developed. Sithe Energies continues to actively pursue facilities of comparable economic development.

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

      Pursuant to the Transmission Services Agreement, Niagara Mohawk has agreed to provide transmission services from the Project to the point of interconnection between Niagara Mohawk's transmission system and Con Edison's transmission system (the "Con Edison Interconnection") for a period of 20 years from the Date of Commercial Operation. The agreement specifies that Niagara Mohawk will be obligated to transmit up to 853 MW of electricity to the Con Edison Interconnection, subject to interruption if required to meet the demands of its retail customers, its current wholesale customers and its obligations to the New York Power Pool. To the extent that Niagara Mohawk has excess capacity on its transmission system, it has agreed to accommodate the Project's additional transmission requirements. On March 29, 1995, the Partnership filed a petition with the Federal Energy Regulatory Commission (the "FERC") alleging that Niagara Mohawk has been overcharging the Partnership for the transmission of electricity in violation of the FERC policy by calculating transmission losses on an incremental basis. The Partnership believes that transmission losses should be calculated on an average basis. The Partnership has been recording its transmission expense at the disputed, higher rate. As of December 31, 1998, the Partnership estimates it was owed more than $9.7 million for transmission overcharges. The Partnership requested that the FERC order Niagara Mohawk to recalculate the transmission losses beginning in October 1994, when it began wheeling power from the Project. In September 1996, the FERC issued an order dismissing the Partnership's complaint and requiring Niagara Mohawk to provide the Partnership with information regarding the calculation of transmission losses. In October 1996, the Partnership filed a request for rehearing of the FERC's order, which was denied by the FERC. In December 1997, the Partnership filed a petition for review of the FERC orders in the United States Court of Appeals. On January 29, 1999, the Court of Appeals found the FERC had not engaged in reasoned decision-making or reached conclusions supported by the record in the underlying proceeding, and therefore remanded the case to the FERC for further proceedings.

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

Competition

      Many organizations, including equipment manufacturers and subsidiaries of utilities and contractors, as well as other organizations similar to Sithe Energies, have entered the cogeneration market. The resultant increased competition has reduced the price utilities are willing to pay to independent power producers for electrical capacity and energy. These factors may adversely affect the price the Partnership may be paid under the Energy Purchase Agreements (due to potential declines in a utility's long run avoided cost). In addition, a number of states, including New York, are moving toward deregulating the electric power markets. At this point, it is impossible to predict what, if any, impact that deregulation will have on the Partnership's future financial position and results of operations.

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

      As of December 31, 1998, the Operator employed 45 individuals in connection with the Project.

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

      Under PURPA and the regulations promulgated thereunder, Qualifying Facilities receive two primary benefits. First, PURPA and the regulations promulgated thereunder exempt Qualifying Facilities from the Public Utility Holding Company Act of 1935 ("PUHCA"), most provisions of the Federal Power Act (the "FPA") and certain state laws relating to securities, rate and financial regulation. Second, FERC's regulations promulgated under PURPA require that (i) electric utilities purchase electricity generated by Qualifying Facilities, construction of which commenced on or after November 9, 1978, at a price based on the purchasing utility's full "avoided costs," and (ii) the utilities sell supplementary, back-up, maintenance and interruptible power to the Qualifying Facility on a just and reasonable and non-discriminatory basis. PURPA and the regulations promulgated thereunder define "avoided costs" as the "incremental costs to an electric utility of electric energy or capacity or both which, but for the purchase from the qualifying facility or qualifying facilities, such utility would generate itself or purchase from another source". Utilities may also purchase power at prices other than "avoided costs" pursuant to negotiations with potential suppliers as provided by the FERC regulations.

      The Project currently meets all of the criteria for a Qualifying Facility under PURPA and the regulations promulgated thereunder. If at any time the Project were to fail to meet such criteria, the Partnership may become subject to regulation as a public utility company under PUHCA, the FPA and state utility laws.

      PUHCA. PUHCA provides that any corporation, partnership or other entity or organized group which owns, controls or holds power to vote 10% of the outstanding voting securities of a "public utility company" or a company which is a "holding company" of a public utility company is subject to registration with the Securities and Exchange Commission (the "Commission") and

PUHCA regulation, unless eligible for an exemption or unless a Commission order declaring it not to be a holding company is granted. PUHCA requires registration for a holding company of a public utility company, and requires a public utility holding company to limit its utility operations to a single integrated utility system and to divest any other operations not functionally related to the operation of the utility system. In addition, a public utility company, which is a subsidiary of a registered holding company under PUHCA, is subject to financial and organizational regulation, including approval by the Commission of its financing transactions.

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

      Wheeling and Interconnection. Under Section 201 of the FPA, the FERC regulates the rates, terms and conditions for the transmission of electric energy in interstate commerce. This has been interpreted to mean that the FERC has jurisdiction when the transmission system is interconnected and capable of transmitting energy across a state boundary, even if the utility has no direct connection with another utility outside its state but is interconnected with another utility which in turn has interstate connections with other utilities. Accordingly, the rates to be paid by the Partnership to Niagara Mohawk under the Transmission Services Agreement are subject to the jurisdiction of the FERC under the FPA. Niagara Mohawk has obtained approval by the FERC of the Transmission Services Agreement under the FPA, but has reserved the right to apply for future changes in rates under the FPA. The Interconnection Agreement, which is subject to review under Sections 205 and 206 of the FPA, was accepted by the FERC in the fall of 1993.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the security holders of the Partnership during the fourth quarter of 1998.

                                     PART II

ITEM 6. SELECTED FINANCIAL DATA

      The Partnership was in the development stage from its inception in November 1990 through December 29, 1994. All construction costs and all project development costs incurred subsequent to obtaining the Con Edison Energy Purchase Agreement in 1991 were capitalized.

      The selected consolidated financial data presented below for, and at the end of, each of the years in the five year period ended December 31, 1998 are derived from the Partnership's audited consolidated financial statements and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 on page 14.

                                                     Years Ended December 31,
                                     --------------------------------------------------------
                                        1998       1997       1996       1995       1994 (a)
                                        ----       ----       ----       ----       ----
                                                         (in thousands)
Statement of Operations Data
Revenue                              $313,739   $355,432   $379,024   $335,844   $  2,749
Operating income                       53,165     94,672    120,211     89,886      1,064
Non-operating income and (expense):
  Interest expense                    (61,943)   (62,369)   (63,441)   (64,261)   (13,910)
  Interest and other income, net        6,746      7,026      4,187      4,525      5,704
Net income (loss)                      (2,032)    39,329     60,957     30,150     (7,142)

                                                          December 31,
                                     --------------------------------------------------------
                                        1998       1997       1996       1995       1994
                                        ----       ----       ----       ----       ----
                                                         (in thousands)
Balance Sheet Data
Property, plant and equipment        $702,021   $713,274   $723,188   $737,716   $752,820
Total assets                          811,120    838,047    867,471    845,888    794,063
Long-term debt                        641,934    669,345    688,201    698,405    702,333
Partners' capital (deficiency)        118,532    120,564    123,699     62,734     (7,631)

----------
(a) The Partnership commenced commercial operation for financial reporting purposes on December 29, 1994. The net losses for 1994 are attributable to the net interest expense resulting from the excess of the 8.65% weighted average interest rate on the Securities over the rate earned on the investment of the unspent construction funds which was required to be charged against income.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations -- 1998, 1997 and 1996

      Revenue for 1998 decreased from 1997 by $41.7 million (12%) due largely to lower net generation ($49.1 million) offset in part by higher Con Edison tariffs ($7.4 million). Because of the unusually warm weather in the region of the Project during 1998 (the average temperature for the year was 3.96(degrees)F, or 7.7%, above the historical average and the warmest in the last 103 years for which recorded data was available), the Partnership was required to curtail electricity generation to ensure that the Project's ratio of thermal energy deliveries to total energy deliveries was at the level required to maintain the Project's QF status. These same factors have also resulted in a $21.6 million decrease in accounts receivable at December 31, 1998 from December 31, 1997. The Partnership and Alcan have taken certain actions and additional efforts are underway toward increasing thermal energy deliveries to Alcan and QF margin in 1999 and beyond.

      Cost of sales for 1998 was flat with 1997, with 1998 reflecting a contractual price increase under the Partnership's long-term gas supply contract, lower fuel consumption and a $3.0 million gas transportation cost rebate and 1997 reflecting an $8.2 million credit to maintenance expense associated with the discontinuance of the Partnership's major overhaul cost normalization policy for the covered units.

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

      Cost of sales for 1997 increased from 1996 by $2.0 million (.8%) due to higher fuel costs as a result of a scheduled price increase under the Partnership's long-term gas supply contract and higher depreciation expense, partially offset by an $8.2 million credit to maintenance expense that the Partnership was required to record in connection with the discontinuance of its major overhaul cost normalization policy for its gas turbines, steam turbines and generators.

      Interest expense for 1998 and 1997 decreased by $.4 million (.1%) and $1.1 million (2%) from 1997 and 1996 respectively, as a result of lower outstanding amounts of long-term debt.

Liquidity and Capital Resources

      Financing for the Project consisted of a loan to the Partnership by Sithe Funding of the proceeds of its issuance of $717.2 million of notes and bonds and $60 million of capital contributions by the Partners. In addition, under a credit facility obtained by the Partners, one or more letters of credit may be issued in connection with their obligations pursuant to certain Project contracts, and, as of December 31, 1998, letters of credit aggregating $13.4 million were outstanding in connection with such obligations. Also, the Partnership has secured the Project's debt service reserve obligations with a letter of credit in the amount of $50 million. As of December 31, 1998, the Partnership had restricted funds and investments aggregating $77.7 million, including the Project's cumulative cash debt service reserve and major overhaul reserve of $33.0 million and $5.6 million, respectively. In addition, these restricted funds included $17.5 million that was utilized for January 1999 operating expenses, $15.3 million in the Partnership distribution account and the balance reserved for the June 1999 debt service payment. Funds in the Partnership distribution account are available as additional operating and debt service reserves until such time as certain coverage ratios are achieved. To secure the Partnership's obligation to pay any amounts drawn under the debt service letter of credit, the letter of credit provider has been assigned a security interest and lien on all of the collateral in which the holders of the Securities have been assigned a security interest and lien.

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

      The Partnership has completed the inventory of systems and components which could be affected by year 2000 non-compliance and has completed its assessment of the state of year 2000 readiness of both its information technologies and non-information technology systems. The Partnership engaged Raytheon Engineers and Constructors Inc., an affiliate of one of the Project's construction contractors, to perform an independent review of the inventory and assessment activities. This independent review was completed and Raytheon completed work with the Partnership to develop a comprehensive plan to remediate, test and implement any necessary corrections. The Partnership joined the Electric Power Research Institute Year 2000 Program to gain access to the pooled expertise and databases of over 100 power generation companies and utilities that participate in this program. As of December 31, 1998 the Partnership's remediation and test program was 50% complete. The Partnership presently anticipates that 95% of the remediation and test efforts will be completed by June 30, 1999, with final completion by September 1999.

      Based upon information currently available to the Partnership, the Partnership anticipates that the cost of remediation will be less than $1 million, of which $.1 million was spent in 1998 with the balance expected to be spent through the end of 1999.

      The Partnership is also assessing its exposure to year 2000 issues of the third parties with whom it has material contracts. Questionnaires have been sent to these third parties to determine their year 2000 status. The Partnership has not yet fully developed its contingency plans with respect to year 2000 compliance, but is currently in the process of doing so in order to deal with any problems that are revealed as a result of the Partnership's internal and external assessment. If the systems of the Partnership or the third parties on which it relies fail because they are not year 2000 ready, such failures could have a material adverse impact on the Partnership's financial position or results of operations.

      The dates on which the Partnership believes it will have achieved year 2000 compliance are based on the Partnership's best estimates which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, or that there will not be a delay in, or increased costs associated with, the year 2000 issue. Specific factors that might cause differences between the estimates and actual results include, but are not limited to, the availability and cost of personnel trained in these areas, the ability to locate and correct all relevant computer code, timely responses to and corrections by third parties and suppliers, and similar uncertainties. Due to the general uncertainty inherent in the year 2000 issue, resulting in part from the uncertainty of the year 2000 readiness of third parties, the Partnership cannot ensure its ability to timely and cost-effectively resolve problems associated with the Year 2000 issue that may impact its operations and business, or expose it to third party liability.

Forward-Looking Statements

      Certain statements included in this Annual Report on Form 10-K are forward-looking statements as defined in Section 21E of the Securities Exchange Act of 1934. The words "anticipate", "believe", "expect", "estimated" and similar expressions generally identify forward-looking statements. While the Partnership believes in the veracity of all statements made herein, forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by the Partnership, are inherently subject to significant business, economic and competitive uncertainties and contingencies, the price of natural gas and the demand for and price of electricity. These uncertainties and contingencies could cause the Partnership's actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Partnership.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Partnership has investments in financial instruments subject to interest rate risk consisting of $39.5 million of restricted cash and cash equivalents and $38.2 million of restricted investments. In the case of restricted cash and cash equivalents, due to the short duration of these financial instruments a 10% immediate change in interest rates would not have a material effect on the Partnership's financial condition. In the case of restricted investments, the resulting potential decrease in fair value from a 10% immediate change in interest rates would be approximately $.4 million.

      The Partnership's outstanding long-term debt at December 31, 1998 bears interest at fixed rates and therefore the Partnership's results of operations would not be affected by changes in interest rates as they apply to borrowings.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Index to Financial Statements

            The index to financial statements appears on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

      All management functions of the Partnership are the responsibility of the General Partner.

      The following table sets forth certain information with respect to directors and executive officers of Sithe Funding and the General Partner:

      Name                      Age       Position
      ----                      ---       --------

      William Kriegel            53       Chairman of the Board, Chief
                                            Executive Officer and President
      Bruce J. Wrobel            41       Executive Vice President
      Richard J. Cronin III      52       Chief Financial Officer, Senior
                                            Vice President and Director
      Frank J. Donohue           51       Senior Vice President for Construction
      Ralph J. Grutsch           66       Senior Vice President for Operations
      Sandra J. Manilla          47       Treasurer and Vice President
      W. Harrison Wellford       58       Director

      William Kriegel founded Sithe Energies in 1984 and has been Chairman of the Board, President and Chief Executive Officer of Sithe Energies since that time. Mr. Kriegel also serves in such capacities for each of the Limited Partners and the Operator. Mr. Kriegel also serves as a Director of Vivendi and as Chairman of the Board of Aqua Alliance Inc. Prior to coming to the United States in 1984, Mr. Kriegel co-founded an unaffiliated French energy company that within three years of its formation in 1980 became France's largest privately-owned company engaged in the development of small hydroelectric projects. In 1978, he co-founded S.I.I.F., S.A., an unaffiliated company specializing in the purchase and rehabilitation of residential buildings and historical properties in France.

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

      Richard J. Cronin III has been Senior Vice President since September 1996 and Chief Financial Officer of Sithe Energies since September 1990. Mr. Cronin also serves in such capacities for each of the Limited Partners and the Operator. From September 1986 to September 1990, Mr. Cronin was Vice President and Director of Financial Reporting at Drexel Burnham Lambert, Inc., a financial services company. His prior financial experience, in reverse chronology, includes eight years at Freeport-McMoRan, Inc., three years at American Electric Power, Inc. and five years at Coopers & Lybrand.

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

      W. Harrison Wellford is a partner in the law firm of Latham & Watkins and Vice-Chairman of Sithe Energies, and specializes in energy, trade, and environmental law. Mr. Wellford also serves as a Director of General Nutrition Companies, Inc. During the transition from the Bush to Clinton administration, he served as White House transition adviser and as a member of the Economic Policy Group. From 1977 to 1981, he served as Executive Director of the Office of Management and Budget in the White House. Mr. Wellford is also a fellow of the National Academy of Public Administration.

ITEM 11. EXECUTIVE COMPENSATION

      No cash compensation or non-cash compensation was paid in 1998 or is proposed to be paid in the current calendar year to any of the executive officers listed under Item 10. "DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT" for their services to Sithe Funding, the Partnership or the General Partner. Operations and maintenance services for the Project are performed on a cost reimbursement basis by the Operator pursuant to the Operations and Maintenance Agreement. In addition, the Operator receives a $578,813 annual fee, which escalates at the rate of 5% per annum, for certain management and administrative services provided by it. See Item 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Operation and maintenance services for the Project are provided on a cost reimbursement basis by the Operator pursuant to an Operations and Maintenance Agreement, dated as of August 15, 1992, between the Partnership and the Operator. The Operator receives a $578,813 annual fee, which escalates at a rate of 5% per annum, for certain management and administrative services provided by it. See Items 1, 2 and 3. "BUSINESS, PROPERTIES AND LEGAL PROCEEDINGS -- The Project -- Operations and Maintenance." Management and administrative services performed by the Operator, with the prior consent of the Partnership, include collecting of all sums payable to or due the Partnership under the Project Documents and accounting for and depositing all such funds in the operating account; obtaining such insurance as is necessary to protect the interest of the Partnership and complying with the provisions of the Project Documents; estimating and advising the Partnership of all federal, state and local taxes payable by the Partnership that are attributable to the ownership and operation of the Project; and determining and recommending to the Partnership any necessary or desirable improvements, modifications or alterations to the Project. Upon the occurrence of any transfer, assignment or reassignment of the Partnership's interest in the Project wherein neither the Partnership nor any affiliate of the Partnership (other than the Operator) retains an interest in the Project, the continuance of the Operator's duties and obligations under the Operations and Maintenance Agreement are expressly conditioned upon the renegotiation of the Operator's compensation.

      Mr. Wellford is a partner in the law firm of Latham & Watkins, which serves from time to time as an outside legal counsel for Sithe Energies and the Partnership. Mr. Wellford became a Vice-Chairman of Sithe Energies effective July 1, 1998.

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

      (b) Reports on Form 8-K.

            There were no reports on Form 8-K filed during the three months ended December 31, 1998.

      (c) Exhibits

Exhibit No.  Description of Exhibit

3.1 --Certificate of Incorporation of Sithe/Independence Funding Corporation ("Sithe Funding") *
3.2    --By-laws of Sithe Funding *
3.3 --Certificate of Limited Partnership of Sithe/Independence Power Partners, L.P. (the "Partnership") *
3.4    --Amendment to Certificate of Limited Partnership of the Partnership *
3.5 --Agreement of Limited Partnership of Sithe/Independence Power Partners, L.P., among Sithe/Independence, Inc. (the "General Partner"), Sithe Energies, Inc., Sithe Energies U.S.A., Inc. and Mitex, Inc. *
3.6    --Certificate of Incorporation of the General Partner *
3.7    --Amendment to Certificate of Incorporation of the General Partner *
3.8    --By-laws of the General Partner  *
4      --Indenture
4.1 --Indenture dated as of January 1, 1993 among Sithe Funding, the Partnership and IBJ Schroder Bank & Trust Company, as trustee (the "Trustee") *
4.2 --First Series Supplemental Indenture dated as of January 1, 1993 among Sithe Funding, the Partnership and the Trustee *
10.1   --Credit Facilities
10.1.1 --Senior Secured Revolving Credit Agreement among Sithe Energies, Inc. (as Borrower) and Energy Factors, Incorporated and Sithe Energies, U.S.A., Inc. and Sithe International, Inc. and Sithe Energies Development Corporation (together with the Borrower as Loan Parties) and Bank of Montreal and the additional Financial Institutions from time to time set forth on Appendix I (the Lenders) and Bank of Montreal (as Agent) dated as of December 19, 1997. ******
10.1.2 --Amended and Restated Letter of Credit and Reimbursement Agreement among the Partnership, the Banks named therein and the Sumitomo Bank, Limited, New York Branch, dated September 28, 1994. ***
10.2   --Intentionally Omitted
10.3   --Power Purchase Agreements
10.3.1 --Energy Purchase Agreement, dated May 20, 1991, by and between Consolidated Edison Company of New York, Inc. ("Con Ed") and Lake View, Inc. *
10.3.2 --Supplement No. 1 to Contract No. 403, dated September 27, 1991, by and between Con Ed and Tamarac Properties (Lake View, Inc.) *
10.3.3 --Assignment and Assumption of Energy Purchase Agreement, dated as of December 9, 1992, entered into by the General Partner (formerly named Lake View, Inc.), Con Ed and the Partnership *
10.3.4 --Amendment to Energy Purchase Agreement, dated as of December 9, 1992, entered into between the Partnership and Con Ed *
10.3.5 --Amendment to Energy Purchase Agreement dated as of April 5, 1993 between the Partnership and Con Ed *
10.3.6 --Power Purchase Agreement, dated as of July 24, 1992, between the Partnership and Niagara Mohawk Power Corporation ("Niagara Mohawk") *
10.3.7 --First Amendment to the Power Purchase Agreement, dated as of November 16, 1992, between the Partnership and Niagara Mohawk *
10.3.8 --Energy Sales Contract, dated as of November 18, 1992, between the Partnership and Alcan Aluminum Corporation d/b/a Alcan Rolled Products Company ("Alcan") *
10.3.9 --Letter Agreement dated January 29, 1993 between Alcan and the Partnership regarding Sections 9.12 and 9.13 of the Alcan Energy Sales Contract *
10.3.10--Amendment No. 1 to the Energy Sales Contract dated as of February 3,
         1993 between Alcan and the Partnership *
10.3.11--Written notice dated March 10, 1993 from Alcan to the Partnership exercising the Fixed Price Option for Energy Sales Contract * 10.3.12--Fixed Price Option for Energy Sales Contract between Alcan and the
         Partnership *

10.3.13--Amendment No. 2 to the Energy Sales Contract dated March 21, 1996 between the Partnership and Alcan *****
10.4 --Amended and Restated Operations and Maintenance Agreement, dated as of August 25, 1992, between the Partnership and Sithe Energies Power Services, Inc. *
10.5   --Transmission Agreements
10.5.1 --Transmission Services Agreement, dated as of November 5, 1991, between Niagara Mohawk and Lake View, Inc. *
10.5.2 --Assignment, Assumption and Amendment of Transmission Services Agreement, dated as of March 9, 1992, between Niagara Mohawk, the General Partner and the Partnership *
10.6   --Interconnection Agreements
10.6.1 --Interconnection Agreement, dated as of March 9, 1992, between the Partnership and Niagara Mohawk *
10.6.2 --Supplement to Interconnection Agreement, dated as of March 10, 1992, between the Partnership and Niagara Mohawk *
10.6.3 --Amendment No. 1 to Interconnection Agreement, dated as of July 24, 1992, between the Partnership and Niagara Mohawk *
10.6.4 --Amendment No. 2 to the Interconnection Agreement, dated as of November 17, 1992, entered into by Niagara Mohawk and the Partnership **
10.7   --Gas Supply Agreements
10.7.1 --Amended and Restated Base Gas Sales Agreement, dated as of October 26, 1992, between the Partnership and Enron Power Services, Inc. ("Enron")*
10.7.2 --First Amendment to Amended and Restated Base Gas Sales Agreement, dated as of December 1, 1992, between the Partnership and Enron *
10.7.3 --Second Amendment to Amended and Restated Base Gas Sales Agreement dated as of August 1, 1992 between the Partnership and Enron **
10.7.4 --Third Amendment to Amended and Restated Base Gas Sales Agreement dated as of December 31, 1993 between the Partnership and Enron **
10.7.5 --Base Guarantee Agreement, dated as of December 1, 1992, by Enron Corp. in favor of the Partnership *
10.7.6 --Fourth Amendment to Amended and Restated Base Gas Sales Agreement dated October 31, 1994 by and between Enron Power Services, Inc. and the Partnership. ***
10.7.7 --Fifth Amendment to Amended and Restated Base Gas Sales Agreement dated January 30, 1995 by and between Enron Capital & Trade Resources Corp. and the Partnership. ***
10.7.8 --Sixth Amendment to Amended and Restated Base Gas Sales Agreement dated March 1, 1995 by and between Enron Capital & Trade Resources Corp. and the Partnership. ***
10.7.9 --Seventh Amendment to Amended and Restated Base Gas Sales Agreement dated March 31, 1995 by and between Enron Capital & Trade Resources Corp. and the Independence Partnership. ****
10.8   --Gas Transportation Agreements
10.8.1 --Gas Transportation Agreement, dated as of March 11, 1992, by and between the Partnership and Niagara Mohawk *
10.8.2 --Transportation Service Agreement, dated as of May 5, 1992, by and between the Partnership and Great Lakes Gas Transmission Limited Partnership ("Great Lakes") *
10.8.3 --Supplemental Agreement, dated May 6, 1992, between the Partnership and Great Lakes*
10.8.4 --Amended and Restated FTS Agreement, dated as of November 23, 1992, between the Partnership and ANR Pipeline Company ("ANR") *
10.8.5 --Precedent Agreement for Firm Transportation Service, dated as of March 20, 1992, between the Partnership and Panhandle Eastern Pipe Line Company ("Panhandle") *
10.8.6 --Discounted Rate for Firm Transportation Services Agreement, dated March 20, 1992, between the Partnership and Panhandle *
10.8.7 --Agreement, dated as of October 4, 1993 between the Partnership and Empire State Pipeline Company, Inc. ("Empire"), St. Clair Pipeline Company, Inc. and Energy Line Corporation, providing for firm transportation service (Contract No. 95000) **

10.8.8 --Supplemental Agreement, dated as of February 28, 1992, between Empire and the Partnership (incorporated by reference into Agreement dated as of October 4, 1993) **
10.8.9 --Firm Service Contract dated as of March 9, 1994, between TransCanada Pipelines, Ltd. ("TCPL") and the Partnership re Panhandle Volumes **
10.8.10--Firm Service Contract dated as of March 9, 1994, between TCPL and the
         Partnership re ANR Volumes **
10.8.11--Contract No. M12012, M12 Firm Transportation Contract Dawn to Kirkwall, dated as of April 6, 1992, between Union Gas Limited ("Union") and the Partnership *
10.8.12--Contract No. M12016, M12 Firm Transportation Contract Dawn to Kirkwall,
         Enron Corp., dated as of April 21, 1992, between Union and the Partnership *
10.8.13--Contract No. M12017, M12 Firm Transportation Contract Dawn to Kirkwall,
         dated as of April 10, 1992, between Union and the Partnership * 10.8.14--Amending Agreement for M12 Firm Transportation Contract (No. M12017)
         dated as of February 19, 1993 between Union and the Partnership * 10.8.15--Contract No. M12022, M12 Firm Transportation Contract Dawn to Kirkwall,
         dated as of April 20, 1992, between Union and the Partnership * 10.8.16--Amending Agreement for M12 Firm Transportation Contract (No. M12022)
         dated as of February 19, 1993 between Union and the Partnership * 10.8.17--Contract No. C10018, C-1 Firm Transportation Contract Ojibway to Dawn,
         dated as of April 10, 1992, between Union and the Partnership * 10.8.18--Amending Agreement for C-1 Firm Transportation Contract (No. C10018)
         dated as of February 19, 1993 between Union and the Partnership * 10.8.19--Contract No. C10020, C-1 Firm Transportation Contract Ojibway to Dawn,
         dated as of April 20, 1992, between Union and the Partnership * 10.8.20--Amending Agreement for C-1 Firm Transportation Contract (No. C10020)
         dated as of February 19, 1993 between Union and the Partnership * 10.8.21--Union Supplemental Letter, dated May 26, 1992, between Union and the
         Partnership *
10.8.22--Union Supplemental Letter, dated November 4, 1992, between Union and the Partnership*
10.8.23--Assignment Agreement dated as of March 9, 1994 between TCPL, Union and the Partnership **
10.8.24--Firm Transportation Service Agreement dated July 13, 1994 by and between Panhandle Eastern Pipeline Company and the Partnership. *** 10.8.25--Service Agreement dated August 8, 1994 by and between Great Lakes Gas
         Transmission Limited Partnership and the Partnership (FT089) *** 10.8.26--Service Agreement dated August 19, 1994 by and between Great Lakes Gas
         Transmission Limited Partnership and the Partnership (FT056-02) *** 10.8.27--Gathering Agreement by ANR Pipeline Company and the Partnership dated
         May 1, 1994. ***
10.8.28--Second Amended and Restated Agreement dated August 23, 1994 by and between ANR Pipeline Company and the Partnership. ***
10.8.29--FTS-1 Service Agreement dated August 23, 1994 by and between ANR
         Pipeline Company and the Partnership. ***
10.9   --Agreements re Real Property
10.9.1 --Main Transmission Line Licensing Agreement, dated as of November 18, 1992, between the Partnership and Alcan *
10.9.2 --Piping and Wiring Licensing Agreement, dated as of November 18, 1992, between the Partnership and Alcan *
10.9.3 --Mortgage and Security Agreement, dated as of January 1, 1993, given by County of Oswego Industrial Development Agency (the "IDA") and the Partnership to Manufacturers and Traders Trust Company (the "Collateral Agent") *
10.9.4 --Mortgage and Security Agreement, dated as of January 1, 1993, given by the IDA and the Partnership to the Collateral Agent *

10.9.5 --Mortgage and Security Agreement, dated as of January 1, 1993, given by the IDA and the Partnership to the Collateral Agent *
10.9.6 --Credit Line Mortgage and Security Agreement, dated as of January 1, 1993, given by the IDA and the Partnership to the Collateral Agent *
10.9.7 --First Building Loan Mortgage and Security Agreement, dated as of January 1, 1993, given by the IDA and the Partnership to the Collateral Agent *
10.9.8 --Second Building Loan Mortgage and Security Agreement, dated as of January 1, 1993, given by the IDA and the Partnership to the Collateral Agent *
10.9.9 --First Building Loan Agreement, dated as of January 1, 1993, among the Trustee, Sithe Funding and the Partnership *
10.9.10--Second Building Loan Agreement, dated as of January 1, 1993, among the
         Trustee, Sithe Funding and the Partnership *
10.9.11--Bill of Sale and Assignment and Assumption Agreement dated as of August
         25, 1992 between the General Partner, as assignor, and the Partnership, as assignee *
10.10  --Water Service Agreements
10.10.1--Water Service Agreement, dated as of May 11, 1992, by and between the
         Partnership and the City of Oswego *
10.10.2--Water Facilities Agreement, dated as of August 18, 1992, between the
         Partnership and the County of Oswego *
10.11  --IDA Agreements
10.11.1--Lease Agreement, dated as of January 22, 1993, between the IDA and the
         Partnership*
10.11.2--Ground Lease, dated as of January 22, 1993, between the IDA and the
         Partnership *
10.11.3--Payment in Lieu of Taxes Agreement dated as of January 22, 1993 between the IDA and the Partnership *
10.12  --Security Documents
10.12.1--Collateral Agency and Intercreditor Agreement, dated as of January 1,
         1993, among Union Bank, the Trustee, Enron, the Partnership, Sithe Funding, the IDA and the Collateral Agent*
10.12.2--Security Agreement and Assignment of Contracts, dated as of January 1,
         1993, made by the Partnership in favor of the Collateral Agent * 10.12.3--Partner Security Agreement, dated as of January 1, 1993, among the
         General Partner, Sithe Energies U.S.A., Inc., Sithe Energies, Inc., Mitex, Inc. and the Collateral Agent*
10.12.4--Equity Contribution Agreement, dated as of January 1, 1993, by the
         General Partner, Sithe Energies, Inc., Sithe Energies U.S.A., Inc., Mitex, Inc. in favor of the Partnership and for the benefit of the Collateral Agent *
27     --Article 5 Financial Data Schedule of the Partnership for the year ended
         December 31, 1998*******

----------
* Incorporated herein by reference from the Registration Statement on Form S-1, file No. 33-59960, filed with the Securities and Exchange Commission (the "SEC") by Sithe/Independence Power Partners, L.P. on March 23, 1993, as amended.
** Incorporated herein by reference from the Annual Report on Form 10-K for the year ended December 31, 1993 for Sithe/Independence Power Partners, L.P. filed with the SEC.
*** Incorporated herein by reference from the Annual Report on Form 10-K for the year ended December 31, 1994 for Sithe/Independence Power Partners, L.P. filed with the SEC.
**** Incorporated herein by reference from the Annual Report on Form 10-K for the year ended December 31, 1995 for Sithe Independence Power Partners, L.P. filed with the SEC.
***** Incorporated herein by reference from the Annual Report on Form 10-K for the year ended December 31, 1996 for Sithe/Independence Power Partners, L.P. filed with the SEC.
****** Incorporated herein by reference from the Annual Report on Form 10-K for the year ended December 31, 1997 for Sithe/Independence Power Partners, L.P. filed with the SEC.
******* Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Sithe/Independence Funding Corporation
                                   ---------------------------------------
                                   (Registrant)


March 31, 1999                     /s/  Richard J. Cronin III
                                   ---------------------------------------
                                   Richard J. Cronin III
                                   Chief Financial Officer and Senior Vice
                                   President (Principal Financial and Accounting
                                   Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ William Kriegel         Chief Executive Officer, President    March 31, 1999
--------------------------    and Director (Principal Executive
       William Kriegel        Officer)


/s/ Bruce Wrobel            Executive Vice President and          March 31, 1999
--------------------------    Director
        Bruce Wrobel


/s/ Frank Donohue           Senior Vice President and Director    March 31, 1999
--------------------------
      Frank Donohue


/s/ Richard J. Cronin III   Chief Financial Officer, Senior       March 31, 1999
--------------------------    Vice President and Director
   Richard J. Cronin III      (Principal Financial and
                              Accounting Officer)


/s/ W. Harrison Wellford            Director                      March 31, 1999
--------------------------
   W. Harrison Wellford

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

                                       Sithe/Independence Power Partners, L.P.
                                       ---------------------------------------
                                       (Co-Registrant)

                                       By: Sithe/Independence, Inc.
                                           -----------------------------------
                                           General Partner


March 31, 1999                         /s/ Richard J. Cronin III
                                       ---------------------------------------
                                       Richard J. Cronin III
                                       Chief Financial Officer and Senior
                                       Vice President (Principal Financial
                                       and Accounting Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ William Kriegel         Chief Executive Officer, President    March 31, 1999
--------------------------    and Director (Principal Executive
      William Kriegel         Officer)


/s/ Bruce Wrobel            Executive Vice President and          March 31, 1999
--------------------------    Director
       Bruce Wrobel


/s/ Frank Donohue           Senior Vice President and Director    March 31, 1999
--------------------------
      Frank Donohue


/s/ Richard J. Cronin III   Chief Financial Officer, Senior       March 31, 1999
--------------------------    Vice President and Director
    Richard J. Cronin III     (Principal Accounting Financial
                              and Officer)


/s/ W. Harrison Wellford    Director                              March 31, 1999
--------------------------
    W. Harrison Wellford

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (a Delaware Limited Partnership)

                                                                        Page No.
                                                                        --------
Financial Statements

  Independent Auditors' Report .........................................  F-2
  Consolidated Balance Sheets at December 31, 1998
    and 1997 ...........................................................  F-3
  Consolidated Statements of Operations for the Years
    Ended December 31, 1998, 1997 and 1996 .............................  F-4
  Consolidated Statements of Partners' Capital for
    the Years Ended December 31, 1998, 1997 and 1996 ...................  F-5
  Consolidated Statements of Cash Flows for the Years
    Ended December 31, 1998, 1997 and 1996 .............................  F-6
  Notes to Consolidated Financial Statements ...........................  F-7

All financial statement schedules are omitted because they are not applicable, or not required, or because the required information is included in the Financial Statements or Notes thereto.

                          INDEPENDENT AUDITORS' REPORT

SITHE/INDEPENDENCE POWER PARTNERS, L.P.

We have audited the accompanying consolidated balance sheets of Sithe/Independence Power Partners, L.P. (a Delaware limited partnership) and its subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sithe/Independence Power Partners, L.P. and its subsidiary as of December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

New York, New York
February 15, 1999

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (a Delaware Limited Partnership)

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                             December 31,
                                                       ------------------------
                                                          1998          1997
                                                       ----------    ----------
ASSETS

Current assets:
  Cash and cash equivalents                             $   2,147     $       3
  Restricted cash and cash equivalents                     39,522        40,643
  Restricted investments                                   38,180        34,674
  Accounts receivable - trade                              11,738        33,384
  Fuel, inventory and other current assets                  2,670         1,872
                                                        ---------     ---------
      Total current assets                                 94,257       110,576

Property, plant and equipment, at cost:
  Land                                                      5,010         5,010
  Electric and steam generating facilities                774,057       765,239
                                                        ---------     ---------
                                                          779,067       770,249
  Accumulated depreciation                                (77,046)      (56,975)
                                                        ---------     ---------
                                                          702,021       713,274

Debt issuance costs                                         8,197         9,212

Other assets                                                6,645         4,985
                                                        ---------     ---------

  Total assets                                          $ 811,120     $ 838,047
                                                        =========     =========

LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
  Trade payables                                        $  16,574     $  20,823
  Accrued interest                                            173           174
  Current portion of long-term debt                        27,411        18,856
  Accrued construction costs and retentions                 1,476           443
                                                        ---------     ---------
    Total current liabilities                              45,634        40,296

Long-term debt:
  7.90% secured notes due 2002                             82,486       109,897
  8.50% secured bonds due 2007                            150,839       150,839
  9.00% secured bonds due 2013                            408,609       408,609
                                                        ---------     ---------
                                                          641,934       669,345

Other liabilities                                           5,020         7,842

Commitments and contingencies

Partners' capital                                         118,532       120,564
                                                        ---------     ---------

Total liabilities and partners' capital                 $ 811,120     $ 838,047
                                                        =========     =========

                 See notes to consolidated financial statements.

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (a Delaware Limited Partnership)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)

                                                 Years Ended December 31,
                                          -------------------------------------
                                            1998           1997          1996
                                          ---------     ---------     ---------

Revenue                                   $ 313,739     $ 355,432     $ 379,024

Cost of sales:
  Fuel                                      201,016       207,713       198,947
  Operations and maintenance                 39,487        33,779        41,087
  Depreciation                               20,071        19,268        18,779
                                          ---------     ---------     ---------
                                            260,574       260,760       258,813
                                          ---------     ---------     ---------

Operating income                             53,165        94,672       120,211

Non-operating income (expenses):
  Interest expense                          (61,943)      (62,369)      (63,441)
  Interest and other income, net              6,746         7,026         4,187
                                          ---------     ---------     ---------

Net income (loss)                         $  (2,032)    $  39,329     $  60,957
                                          =========     =========     =========

                 See notes to consolidated financial statements.

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (a Delaware Limited Partnership)

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                                 (In thousands)

                                                        Accumulated
                                                          Other          Total
                                General     Limited    Comprehensive   Partners'
                                Partner    Partners       Income       Capital
                                --------   ---------   -------------  ----------

Balance, January 1, 1996        $   427    $  62,315     $      (8)   $  62,734

Comprehensive income:
  Net income                        610       60,347            --       60,957
  Change in unrealized loss
    on marketable securities         --           --             8            8
                                -------    ---------     ---------    ---------
Total comprehensive income          610       60,347             8       60,965
                                -------    ---------     ---------    ---------

Balance, December 31, 1996        1,037      122,662            --      123,699

Net income and total
  comprehensive income              393       38,936            --       39,329

Distribution                       (425)     (42,039)           --      (42,464)
                                -------    ---------     ---------    ---------

Balance, December 31, 1997        1,005      119,559            --      120,564

Net loss and total
  comprehensive loss                (20)      (2,012)           --       (2,032)
                                -------    ---------     ---------    ---------

Balance, December 31, 1998      $   985    $ 117,547     $      --    $ 118,532
                                =======    =========     =========    =========

                See notes to consolidated financial statements.

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (a Delaware Limited Partnership)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                            Years Ended December 31,
                                                         ------------------------------
                                                            1998      1997       1996
                                                         --------   --------   --------

Cash flows from operating activities:
  Net income (loss)                                      $ (2,032)  $ 39,329   $ 60,957
  Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
    Depreciation                                           20,071     19,268     18,779
    Amortization of deferred financing costs                1,015      1,053      1,085
    Changes in operating assets and liabilities:
      Accounts receivable - trade                          21,646      6,398     (4,461)
      Fuel inventory and other current assets                (798)     1,015        (25)
      Other assets                                         (1,660)    (1,662)    (1,662)
      Trade payables and other current liabilities         (4,249)    (3,441)     4,074
      Accrued interest payable                                 (1)        --    (30,736)
      Other liabilities                                    (2,822)    (3,840)     6,002
                                                         --------   --------   --------
Net cash provided by operating activities                  31,170     58,120     54,013
                                                         --------   --------   --------

Cash flows from investing activities:
  Construction costs                                       (7,785)   (18,160)   (11,589)
  Restricted funds                                         (2,385)    12,705    (31,978)
                                                         --------   --------   --------
Net cash used in investing activities                     (10,170)    (5,455)   (43,567)
                                                         --------   --------   --------

Cash flows from financing activities:
  Principal payments on secured notes                     (18,856)   (10,202)   (11,384)
  Distribution to partners                                     --    (42,464)        --
                                                         --------   --------   --------
Net cash used in financing activities                     (18,856)   (52,666)   (11,384)
                                                         --------   --------   --------

Net increase (decrease) in cash and cash equivalents        2,144         (1)      (938)

Cash and cash equivalents at beginning of year                  3          4        942
                                                         --------   --------   --------

Cash and cash equivalents at end of year                 $  2,147   $      3   $      4
                                                         ========   ========   ========

Supplemental cash flow information:
  Cash payments for interest                             $ 61,943   $ 62,031   $ 61,179

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

      Sithe Energies is a leader in independent power generation in North America and among the top independent power producers in the world. In North America, at December 31, 1998, Sithe Energies owned or leased through its subsidiaries 28 operating power plants, including the Project, having an aggregate installed capacity of 3,762 megawatts ("MW") and had five projects representing 4,270 MW under active development. Sithe Energies' pending acquisition from GPU Inc. of 23 operating plants representing 4,113 MW, which is expected to close in the third quarter of 1999, will more than double Sithe Energies' North American operating capacity to 7,875 MW. Internationally, at December 31, 1998, Sithe Energies and its affiliates had in the Asia region, interests in 6 plants in operation having an aggregate installed capacity of 958 MW and 5 plants under construction representing 890 MW, and had interests in 17 projects representing 7,820 MW under active development in 12 countries.

      Sithe Energies is presently privately owned 59.7% by Vivendi, formally Compagnie Generale des Eaux, 29.5% by Marubeni Corporation and 10.8% by the Sithe Employee Stock Ownership L.P. and management.

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

      Restricted investments include U.S. treasury notes and other debt securities with maturities of more than three months from the date of their purchase, and are accounted for as available-for-sale securities under Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities".

      Depreciation of electric and steam generating facilities is computed using the straight-line method over the 40-year estimated economic life of the Project.

      Revenue from the sale of electricity and steam is recorded based upon output delivered and capacity provided at the payment rates as specified under contract terms.

      Revenue for 1998 consisted of $313.7 million from sales of electricity and steam with Con Edison, Alcan and Niagara Mohawk accounting for 94%, 4% and 2%, respectively. Revenue for 1997 consisted of $353.5 million from sales of electricity and steam and $1.9 million from gas sale transactions with Con Edison, Niagara Mohawk and Alcan accounting for 92%, 5% and 3%, respectively, of the sales of electricity and steam. Revenue for 1996 consisted of $343.3 million from sales of electricity and steam and $35.7 million from gas sale transactions with Con Edison, Niagara Mohawk and Alcan accounting for 92%, 5% and 3%, respectively, of the sales of electricity and steam.

      The Partnership evaluates the operating and financial performance of its long-lived assets for potential impairments in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which prescribes the method for measuring impairment. If an asset is determined to be impaired, the capitalized costs are written down to fair value.

      Routine maintenance and repairs are charged to expense as incurred. Effective January 1, 1997, the Partnership entered into a twelve-year service agreement with General Electric Company ("GE") under which the Partnership pays GE specified amounts per megawatt-hour of net generation to perform all scheduled major equipment overhauls for the Project's gas turbines, steam turbines and generators (the "covered units") during such period. As a result of such agreement, which, among other things, was entered into to lock in the cost

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (a Delaware Limited Partnership)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of future major overhauls for the covered units, the Partnership discontinued the application of its major overhaul cost normalization policy for the covered units as of the beginning of the first quarter of 1997. In that connection, in the first quarter of 1997, the Partnership was required to reverse to income as a credit to maintenance expense the $8.2 million of major overhaul reserves for the covered units that had been established in prior years under that policy.

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

      Effective January 1, 1998, the Partnership adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes new rules for the reporting and display of comprehensive income and its components. Comprehensive income consists of net income and the change in the unrealized loss on marketable securities and is presented in the Consolidated Statements of Partners' Capital. The adoption had no impact on partners' capital or results of operations. Prior year financial statements have been reclassified to conform to SFAS No. 130 requirements.

      Effective January 1, 1998, the Partnership adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", which requires the reporting of profit and loss, specific revenue and expense items and assets for reportable segments. The Partnership is engaged in one reportable segment - independent power generation, with all of its revenues derived from and all of its assets located in the United States.

      In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities", which the Partnership is required to adopt effective January 1, 1999. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. Management does not anticipate that the adoption of SOP 98-5 will have a significant effect on the financial position or results of operations of the Partnership.

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (a Delaware Limited Partnership)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Financing

      Financing for the project consisted of a loan to the Partnership by Sithe Funding of the proceeds of its issuance of $717.2 million of notes and bonds (the "Securities") and $60 million of capital contributions by the Partners. Aggregate maturities of the Securities over the next five years are as follows:
$27.4 million in 1999, $19.3 million in 2000, $32.4 million in 2001, $30.8 million in 2002 and $28.8 million in 2003. The Securities are guaranteed by the Partnership and secured by substantially all of the assets of the Partnership.

      Under a credit facility obtained by the Partners, one or more letters of credit may be issued in connection with their obligations pursuant to certain Project contracts, and, as of December 31, 1998, letters of credit aggregating $13.4 million were outstanding in connection with such obligations. Also, the Partnership has secured the Project's debt service reserve obligations with a letter of credit in the amount of $50 million. As of December 31, 1998, the Partnership had restricted funds aggregating $77.7 million, including the Project's cumulative cash debt service reserve and major overhaul reserve of $33.0 million and $5.6 million, respectively. In addition, these restricted funds included $17.5 million that was utilized for January 1999 operating expenses, $15.3 million in the Partnership distribution account and the balance reserved for the June 1999 debt service payment. Funds in the Partnership distribution account are available as additional operating and debt service reserves until such time as certain coverage ratios are achieved. To secure the Partnership's obligation to pay any amounts drawn under the debt service letter of credit, the letter of credit provider has been assigned a security interest and lien on all of the collateral in which the holders of the Securities have been assigned a security interest and lien.

      The Partnership is precluded from making distributions to the Partners unless project reserve accounts are funded to specified levels, as discussed above, and unless the required debt service coverage ratio is met. No distribution to the Partners was made in 1998 because, although project reserve accounts were funded to the required levels, the required debt service coverage ratio was not met. A distribution to the Partners of $42.4 million was made in November 1997.

      The Partnership believes that funds available from cash on hand, restricted funds, operations and the debt service letter of credit will be more than sufficient to liquidate Partnership obligations as they come due and pay scheduled debt service.

4. Financial and Derivative Instruments

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

      The carrying values reflected in the balance sheet at December 31, 1998 and 1997 reasonably approximate the fair values for cash and cash equivalents, restricted investments, trade receivables and construction payables and retentions. In making such assessment, the Partnership utilized credit reviews. The Partnership estimates that the fair value of the Securities at December 31, 1998 and 1997 were $762.2 million and $762.7 million, respectively, based on quoted market prices, which were $92.9 million and $74.5 million higher, respectively, than the historical carrying values of $669.3 million and $688.2 million, respectively.

      At December 31, 1998 and 1997, the aggregate fair value of the Partnership's available-for-sale debt securities closely approximated the amortized cost of such securities.

   Derivative Instruments

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in fiscal years beginning after June 15, 1999. Although the Partnership has not used derivatives historically, management has not yet determined what the effect of SFAS No. 133 will be on the results of operations and financial position of the Partnership.

5. Commitments and Contingencies

   Litigation and Claims

      On March 29, 1995, the Partnership filed a petition with the FERC alleging Niagara Mohawk has been overcharging for the transmission of electricity in violation of the FERC policy by calculating transmission losses on an incremental basis. The Partnership believes that transmission losses should be calculated on an average basis. The Partnership has been recording its transmission expense at the disputed, higher rate. As of December 31, 1998, the Partnership estimates it was owed more than $9.7 million for transmission overcharges. The Partnership requested that the FERC order Niagara Mohawk to recalculate the transmission losses beginning in October 1994, when it began wheeling power from the Project. In September 1996, the FERC issued an order dismissing the Partnership's complaint and requiring Niagara Mohawk to provide the Partnership with information regarding the calculation of transmission losses. In October 1996, the Partnership filed a request for rehearing of the FERC's order which was denied by the FERC. In December 1997, the Partnership filed a petition for review of the FERC orders in the United States Court of Appeals. On January 29, 1999, the Court of Appeals found the FERC had not engaged in reasoned decision-making or reached conclusions supported by the record in the underlying proceeding, and therefore remanded the case to the FERC for further proceedings. The Partnership intends to continue to vigorously pursue this matter.

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (a Delaware Limited Partnership)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

   Gas Supply

      The Partnership has entered into a 20-year gas supply agreement with Enron Power Services, Inc. ("Enron"), and 20-year transmission services and interconnection agreements for gas transportation with several pipeline companies, each with a term or expected term of at least twenty years from the date of commercial operation. Aggregate minimum commitments under these contracts over the next five years are as follows: $240.8 million in 1999, $196.2 million in 2000, $201.1 million in 2001, $203.2 million in 2002 and
$205.6 million in 2003.

      The Partnership recognizes fuel expense for gas consumed at its plant based on pricing provided for in the Project's 20-year gas supply agreement with Enron. Pursuant to such agreement, the price for the first 116,000 MMBtu's of natural gas per day ("Tier I" gas) is fixed for the first five years of the agreement and thereafter fluctuates with pricing based on a pre-determined multiple of Con Edison's actual avoided energy price, as well as certain other payments made by Con Edison to the Project. Up to an additional 76,291 MMBtu's of gas consumed per day by the Project ("Tier II" gas) is priced based on the predetermined multiple applied to Niagara Mohawk's "energy only" rate.

      Enron will maintain a notional tracking account to account for differences between the contract price and spot gas prices, except that there will be no such tracking with respect to the Tier I gas during the first five years of the contract. The tracking account would be increased if the then current spot gas price is greater than the contract price and would be decreased if the then current spot gas price is lower than the contract price. The tracking account bears interest at 1% over prime. Enron has been given a security interest in the plant, which is subordinated to payments for secured debt service and certain letter of credit reimbursement obligations, to secure any tracking account balance. As of December 31, 1998, the Partnership estimates that the balance in the tracking account amounted to approximately $133.4 million. If at any time the tracking account balance exceeds 50% of the plant's then fair market value, the Partnership will be required to reduce the tracking balance by paying to Enron the lesser of (a) the amount necessary to reduce the tracking balance to 50% of the plant's fair market value or (b) (i) during years 6 through 15 of the contract, all incremental revenues as defined in the contract and (ii) thereafter 50% of qualifying cash flows also as defined in the contract plus all incremental revenues. If a positive balance exists in the tracking account at the end of the contract term, the Partnership will be required either to pay the balance in the tracking account or to convey to Enron an equity ownership in the plant based on the ratio of the tracking account balance to the facility's fair market value at such time.

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

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (a Delaware Limited Partnership)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

   Other

      On September 8, 1994, the PSC issued a certificate of public convenience and necessity permitting the Partnership to make retail sales of electricity to Alcan and to a containerboard recycling facility then being developed by a partnership of paper industry companies, and invited comment on an appropriate and equitable equalization fee that would be paid by the Partnership to Niagara Mohawk. On September 29, 1994, the PSC issued an order establishing an equalization fee with a present value of $19.6 million, which the Partnership has elected to pay in equal annual amounts of approximately $3 million for ten years, beginning on December 31, 1995. The order establishing the equalization fee also contains provisions for the amount of such fee to be reconsidered if the containerboard facility or a facility of comparable economic development is not developed. Sithe Energies continues to actively pursue facilities of comparable economic development.

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

6. Related Party Transactions

      The Partnership has entered into an operations and maintenance agreement with Sithe Energies Power Services, Inc. ("Sithe Power Services"), an indirect wholly-owned subsidiary of Sithe Energies, under which Sithe Power Services will provide all operations and maintenance services for the Project for twenty years following the Date of Commercial Operation on a cost reimbursement basis. In addition, the agreement calls for the Partnership to pay Sithe Power Services a $578,813 annual fee, which escalates at 5% per annum, for management and administrative services, provided by Sithe Power Services to the Partnership.

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