Form 10-Q
period 1999-03-31
SITHE INDEPENDENCE FUNDING CORP; SITHE INDEPENDENCE POWER PARTNERS LP
filed 1999-05-14
CIK 899281, 899322

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and
         Exchange Act of 1934

         For the Quarterly Period Ended March 31, 1999

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

         For the Transition Period From ______________ to _____________

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

                                 (212)-450-9000
                                 --------------
              (Registrant's telephone number, including area code)


                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)

               DELAWARE                               13-0468704
               --------                               ----------
    (State or other jurisdiction of      (I.R.S. Employer Identification Number)
     incorporation or organization)

   450 LEXINGTON AVENUE, NEW YORK, NY                    10017
   ----------------------------------                    -----
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

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                     SITHE/INDEPENDENCE FUNDING CORPORATION

                                                                        Page No.
                                                                        --------
PART I FINANCIAL INFORMATION

SITHE/INDEPENDENCE POWER PARTNERS, L.P.
(a Delaware Limited Partnership)

Financial Statements:
     Consolidated Balance Sheets at March 31, 1999 and
        December 31, 1998 (Unaudited).......................................  3
     Consolidated Statements of Operations for the Three
        Months Ended March 31, 1999 and 1998 (Unaudited)....................  4
     Consolidated Statement of Partners' Capital for the Three
        Months Ended March 31, 1999 (Unaudited).............................  5
     Consolidated Statements of Cash Flows for the Three Months
        Ended March 31, 1999 and 1998 (Unaudited)...........................  6
     Notes to Consolidated Financial Statements (Unaudited).................  7

Management's Discussion and Analysis of Financial Condition
    and Results of Operations...............................................  8

PART II OTHER INFORMATION

Item 6.         Exhibits and Reports on Form 8-K............................ 11

Signatures.................................................................. 12

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                 (IN THOUSANDS)

                                                      MARCH 31,      DECEMBER 31,
                                                        1999            1998
                                                      ---------       ---------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                          $   1,468       $   2,147
   Restricted cash and cash equivalents                  64,164          39,522
   Restricted investments                                34,892          38,180
   Accounts receivable - trade                           38,632          11,738
   Fuel inventory and other current assets                3,892           2,670
                                                      ---------       ---------
        TOTAL CURRENT ASSETS                            143,048          94,257

PROPERTY, PLANT AND EQUIPMENT, AT COST:
   Land                                                   5,010           5,010
   Electric and steam generating facilities             775,154         774,057
                                                      ---------       ---------
                                                        780,164         779,067
   Accumulated depreciation                             (82,008)        (77,046)
                                                      ---------       ---------
                                                        698,156         702,021


DEBT ISSUANCE COSTS                                       7,946           8,197
OTHER ASSETS                                              6,298           6,645
                                                      ---------       ---------

   TOTAL ASSETS                                       $ 855,448       $ 811,120
                                                      =========       =========


LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Trade payables                                     $  26,933       $  16,574
   Accrued interest                                      14,742             173
   Current portion of long-term debt                     27,411          27,411
   Accrued construction costs and retentions              1,476           1,476
                                                      ---------       ---------
      TOTAL CURRENT LIABILITIES                          70,562          45,634

LONG-TERM DEBT:
   7.90% secured notes due 2002                          82,486          82,486
   8.50% secured bonds due 2007                         150,839         150,839
   9.00% secured bonds due 2013                         408,609         408,609
                                                      ---------       ---------
                                                        641,934         641,934

OTHER LIABILITIES                                         5,885           5,020

COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL                                       137,067         118,532
                                                      ---------       ---------

   TOTAL LIABILITIES AND PARTNERS' CAPITAL            $ 855,448       $ 811,120
                                                      =========       =========

                 See notes to consolidated financial statements.

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                 (IN THOUSANDS)


                                                           THREE MONTHS
                                                          ENDED MARCH 31,
                                                    ---------------------------
                                                      1999               1998
                                                    --------           --------
REVENUE                                             $111,362           $103,027
                                                    --------           --------

COST OF SALES:
   Fuel                                               62,744             55,810
   Operations and maintenance                         11,102             10,480
   Depreciation                                        4,962              5,339
                                                    --------           --------
                                                      78,808             71,629
                                                    --------           --------

OPERATING INCOME                                      32,554             31,398

NON-OPERATING INCOME (EXPENSE):
   Interest expense                                  (15,132)           (14,607)
   Other income, net                                   1,113              1,263
                                                    --------           --------

NET INCOME                                          $ 18,535           $ 18,054
                                                    ========           ========





                 See notes to consolidated financial statements

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

             CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (UNAUDITED)
                                 (IN THOUSANDS)


                                                                          TOTAL
                                               GENERAL     LIMITED       PARTNERS'
                                               PARTNER     PARTNERS      CAPITAL
                                               -------     --------      -------
BALANCE, JANUARY 1, 1999                       $  985      $117,547      $118,532

Net income and total comprehensive income         185        18,350        18,535
                                               ------      --------      --------

BALANCE, MARCH 31, 1999                        $1,170      $135,897      $137,067
                                               ======      ========      ========







                See notes to consolidated financial statements.

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                       THREE MONTHS
                                                                      ENDED MARCH 31,
                                                                 -----------------------
                                                                   1999           1998
                                                                 --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                    $ 18,535       $ 18,054
   Adjustments to reconcile net income to net cash
        provided by operating activities:
              Depreciation                                          4,962          5,339
              Amortization of deferred financing costs                251            238
              Changes in operating assets and liabilities:
                    Accounts receivable - trade                   (26,894)        (1,066)
                    Fuel inventory and other current assets        (1,222)        (4,800)
                    Other assets                                      347            348
                    Trade payables                                 10,359            169
                    Accrued interest payable                       14,569         14,204
                    Other liabilities                                 865         (2,657)
                                                                 --------       --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                          21,772         29,829
                                                                 --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                            (1,097)          (284)
   Restricted funds                                               (21,354)       (28,836)
                                                                 --------       --------

NET CASH USED IN INVESTING ACTIVITIES                             (22,451)       (29,120)
                                                                 --------       --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 (679)           709

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    2,147              3
                                                                 --------       --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $  1,468       $    712
                                                                 ========       ========

SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments:
      Interest                                                   $      -       $      -


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

2.   BASIS OF PRESENTATION

         The accompanying consolidated balance sheets at March 31, 1999 and December 31, 1998 and the consolidated statements of operations and cash flows for the three months ended March 31, 1999 and 1998 should be read in conjunction with the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 1998 for the Partnership and its wholly-owned subsidiary, Sithe/Independence Funding Corporation.

         The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year. The unaudited financial information at March 31, 1999 and for the three months ended March 31, 1999 and 1998 contains all adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the operating results for such periods.

         Effective January 1, 1999, the Partnership adopted Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities," which was issued by the American Institute of Certified Public Accountants in April 1998. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. The adoption of SOP 98-5 had no effect on the financial position or results of operations of the Partnership.

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Revenue for the first quarter of 1999 of $111.4 million was $8.3 million (8%) higher than in the corresponding period of last year due largely to higher Con Edison tariffs and higher net generation.

         Cost of sales for the first quarter of 1999 of $78.8 million was $7.2 million (10%) higher than in the corresponding period of last year principally reflecting higher fuel costs due to a contractual price increase under the Partnership's long-term gas supply contract.

         Based on temperatures in the region of the Project to date and a recently completed project to increase thermal energy deliveries to Alcan, the Partnership believes that the Project is well positioned from a qualifying facility ("QF") standpoint in 1999. Furthermore, the partnership presently estimates that, upon the scheduled August 1999 completion of a second thermal project, its incremental annual thermal energy deliveries to Alcan from such thermal projects will more than cover the thermal energy shortfall experienced in 1998, which had the warmest weather in the previous 103 years.

LIQUIDITY AND CAPITAL RESOURCES

         Financing for the Project consisted of a loan to the Partnership by Sithe Funding of the proceeds of its issuance of $717.2 million of notes and bonds and $60 million of capital contributions by the Partners. In addition, under a credit facility obtained by the Partners, one or more letters of credit may be issued in connection with their obligations pursuant to certain Project contracts, and, as of March 31, 1999, letters of credit aggregating $13.5 million were outstanding in connection with such obligations. Also, the Partnership has secured the Project's debt service reserve obligations with a letter of credit in the amount of $50 million. As of March 31, 1999, the Partnership had restricted funds and investments aggregating $99.1 million, including the Project's cumulative cash debt service reserve and major overhaul reserve of $33.0 million and $5.6 million, respectively. In addition, these restricted funds included $24.5 million that was utilized for April 1999 operating expenses, $4.5 million in the Partnership distribution account and the balance reserved for the June 1999 debt service payment. Funds in the Partnership distribution account are available as additional operating and debt service reserves until such time as certain coverage ratios are achieved. To secure the Partnership's obligation to pay any amounts drawn under the debt service letter of credit, the letter of credit provider has been assigned a security interest and lien on all of the collateral in which the holders of the Securities have been assigned a security interest and lien.

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

         The Partnership has completed the inventory of systems and components which could be affected by year 2000 non-compliance and has completed its assessment of the state of year 2000 readiness of both its information technologies and non-information technology systems. The Partnership engaged Raytheon Engineers and Constructors Inc., an affiliate of one of the Project's construction contractors, to perform an independent review of the inventory and assessment activities. This independent review was completed and Raytheon completed work with the Partnership to develop a comprehensive plan to remediate, test and implement any necessary corrections. The Partnership joined the Electric Power Research Institute Year 2000 Program to gain access to the pooled expertise and databases of over 100 power generation companies and utilities that participate in this program. As of March 31, 1999, the Partnership's remediation and test program was 95% complete with final completion expected by September 1999.

         Based upon information currently available to the Partnership, the Partnership anticipates that the cost of remediation will be less than $1 million, of which $.3 million was spent through the first quarter of 1999 with the balance expected to be spent through the end of 1999.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Partnership has investments in financial instruments subject to interest rate risk consisting of $64.2 million of restricted cash and cash equivalents and $34.9 million of restricted investments. In the case of restricted cash and cash equivalents, due to the short duration of these financial instruments a 10% immediate change in interest rates would not have a material effect on the Partnership's financial condition. In the case of restricted investments, the resulting potential decrease in fair value from a 10% immediate change in interest rates would be approximately $.4 million.

         The Partnership's outstanding long-term debt at March 31, 1999 bears interest at fixed rates and therefore the Partnership's results of operations would not be affected by changes in interest rates as they apply to borrowings.

                          PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)    Exhibits:

                Exhibit No.                 Description of Exhibit
                -----------                 ----------------------

                  27 ---- Article 5 Financial Data Schedule of Sithe/Independence Power Partners, L.P. for the quarter ended March 31, 1999.

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

                                        SITHE/INDEPENDENCE FUNDING CORPORATION
                                        (REGISTRANT)


May 14, 1999                            /s/ RICHARD J. CRONIN III
                                        ----------------------------------------
                                        RICHARD J. CRONIN III
                                        CHIEF FINANCIAL OFFICER AND
                                          SENIOR VICE PRESIDENT
                                        (PRINCIPAL FINANCIAL AND
                                          ACCOUNTING OFFICER)

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

                                        SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                                        (REGISTRANT)


                                        By: SITHE/INDEPENDENCE, INC.
                                            GENERAL PARTNER


May 14, 1999                                /s/ RICHARD J. CRONIN III
                                            ------------------------------------
                                            RICHARD J. CRONIN III
                                            CHIEF FINANCIAL OFFICER AND
                                              SENIOR VICE PRESIDENT
                                            (PRINCIPAL FINANCIAL AND
                                              ACCOUNTING OFFICER)