Form 10-Q
period 1999-06-30
SITHE INDEPENDENCE FUNDING CORP; SITHE INDEPENDENCE POWER PARTNERS LP
filed 1999-08-13
CIK 899281, 899322

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     /X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and
         Exchange Act of 1934 For the Quarterly Period Ended June 30, 1999
     / / Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 For the Transition Period From ______________ to _____________

                         Commission File Number 33-59960
                     SITHE/INDEPENDENCE FUNDING CORPORATION
             (Exact name of registrant as specified in its charter)

           DELAWARE                                 13-3677475
-------------------------------       ---------------------------------------
(State or other jurisdiction of       (I.R.S. Employer Identification Number)
incorporation or organization)

   450 LEXINGTON AVENUE, NEW YORK, NY                 10017
----------------------------------------           ----------
(Address of principal executive offices)           (Zip code)

                                 (212)-450-9000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.

             (Exact name of registrant as specified in its charter)

           DELAWARE                                 33-0468704
-------------------------------       ---------------------------------------
(State or other jurisdiction of       (I.R.S. Employer Identification Number)
incorporation or organization)

   450 LEXINGTON AVENUE, NEW YORK, NY                  10017
   ----------------------------------                  -----
(Address of principal executive offices)            (Zip code)

                                 (212)-450-9000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                         /X/  Yes       / /  No

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                     SITHE/INDEPENDENCE FUNDING CORPORATION

                                                                      PAGE NO.
                                                                      --------
PART I FINANCIAL INFORMATION


SITHE/INDEPENDENCE POWER PARTNERS, L.P.
(a Delaware Limited Partnership)


Financial Statements:
     Consolidated Balance Sheets at June 30, 1999 and
        December 31, 1998 (Unaudited) ..................................  3
     Consolidated Statements of Operations for the Three and Six
        Months Ended June 30, 1999 and 1998 (Unaudited) ................  4
     Consolidated Statement of Partners' Capital for the Six
        Months Ended June 30, 1999 (Unaudited) .........................  5
     Consolidated Statements of Cash Flows for the Six Months
        Ended June 30, 1999 and 1998 (Unaudited) .......................  6
     Notes to Consolidated Financial Statements (Unaudited) ............  7

Management's Discussion and Analysis of Financial Condition
    and Results of Operations .........................................   8

Quantitative and Qualitative Disclosures about Market Risk ............  11


PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K .............................  12


Signatures ............................................................  13


                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (a Delaware Limited Partnership)

                     CONSOLIDATED BALANCE SHEETS (Unaudited)
                                 (In thousands)

                                                        JUNE 30,     DECEMBER 31,

                                                         1999            1998
                                                        --------     ------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                          $     995       $   2,147
   Restricted cash and cash equivalents                  30,678          39,522
   Restricted investments                                48,797          38,180
   Accounts receivable - trade                           34,361          11,738
   Fuel inventory and other current assets                3,928           2,670
                                                      ---------       ---------
        TOTAL CURRENT ASSETS                            118,759          94,257

PROPERTY, PLANT AND EQUIPMENT, AT COST:
   Land                                                   5,010           5,010
   Electric and steam generating facilities             775,368         772,581
                                                      ---------       ---------
                                                        780,378         777,591
   Accumulated depreciation                             (86,976)        (77,046)
                                                      ---------       ---------
                                                        693,402         700,545

DEBT ISSUANCE COSTS                                       7,696           8,197
OTHER ASSETS                                              5,951           6,645
                                                      ---------       ---------
   TOTAL ASSETS                                       $ 825,808       $ 809,644
                                                      ---------       ---------
                                                      ---------       ---------

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Trade payables                                     $  27,450       $  16,574
   Accrued interest                                         174             173
   Current portion of long-term debt                     23,353          27,411
                                                      ---------       ---------
      TOTAL CURRENT LIABILITIES                          50,977          44,158

LONG-TERM DEBT:
   7.90% secured notes due 2002                          72,838          82,486
   8.50% secured bonds due 2007                         150,839         150,839
   9.00% secured bonds due 2013                         408,609         408,609
                                                      ---------       ---------
                                                        632,286         641,934

OTHER LIABILITIES                                         6,172           5,020

COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL                                       136,373         118,532
                                                      ---------       ---------

   TOTAL LIABILITIES AND PARTNERS' CAPITAL            $ 825,808       $ 809,644
                                                      ---------       ---------
                                                      ---------       ---------


                See notes to consolidated financial statements.

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (a Delaware Limited Partnership)

               CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                                 (In thousands)



                                            THREE MONTHS                     SIX MONTHS
                                            ENDED JUNE 30,                  ENDED JUNE 30,
                                        --------------------            -------------------
                                        1999            1998            1999            1998
                                        ----            ----            ----            ----
REVENUE                              $  89,439       $  78,430       $ 200,801       $ 181,457
                                     ---------       ---------       ---------       ---------
COST OF SALES:
   Fuel                                 59,476          49,426         122,220         105,236
   Operations and maintenance           11,953          10,451          23,055          20,931
   Depreciation                          4,968           4,918           9,930          10,257
                                     ---------       ---------       ---------       ---------
                                        76,397          64,795         155,205         136,424
                                     ---------       ---------       ---------       ---------

OPERATING INCOME                        13,042          13,635          45,596          45,033

NON-OPERATING INCOME (EXPENSE):
   Interest expense                    (15,165)        (16,038)        (30,297)        (30,645)
   Other income, net                     1,429           2,211           2,542           3,474
                                     ---------       ---------       ---------       ---------

NET INCOME (LOSS)                    $    (694)      $    (192)      $  17,841       $  17,862
                                     ---------       ---------       ---------       ---------
                                     ---------       ---------       ---------       ---------



                 See notes to consolidated financial statements

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (a Delaware Limited Partnership)

             CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (Unaudited)
                                 (In thousands)



                                                                                              TOTAL
                                                      GENERAL            LIMITED             PARTNERS'
                                                      PARTNER            PARTNERS            CAPITAL
                                                      -------            --------            ---------
BALANCE, JANUARY 1, 1999                             $    985            $117,547            $118,532

Net income and total comprehensive income                 178              17,663              17,841
                                                     --------            --------            ---------

BALANCE, JUNE 30, 1999                               $  1,163            $135,210            $136,373
                                                     --------            --------            ---------
                                                     --------            --------            ---------







                 See notes to consolidated financial statements.

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (a Delaware Limited Partnership)

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In thousands)


                                                                                SIX MONTHS
                                                                               ENDED JUNE 30,
                                                                      -----------------------------

                                                                        1999                 1998
                                                                      --------             --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                         $ 17,841             $ 17,862
   Adjustments to reconcile net income to net cash
        provided by operating activities:
              Depreciation                                               9,930               10,257
              Amortization of deferred financing costs                     501                  502
              Changes in operating assets and liabilities:
                    Accounts receivable - trade                        (22,623)               6,472
                    Fuel inventory and other current asset              (1,258)              (4,639)
                    Other assets                                           694                  695
                    Trade payables                                      10,876                 (647)
                    Accrued interest payable                                 1                  137
                    Other liabilities                                    1,152               (1,787)
                                                                      --------             --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                               17,114               28,852
                                                                      --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                 (2,787)                (521)
   Restricted funds                                                     (1,773)             (18,905)
                                                                      --------             --------

NET CASH USED IN INVESTING ACTIVITIES                                   (4,560)             (19,426)
                                                                      --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments of long-term debt                                (13,706)              (9,429)
                                                                       -------              --------

NET CASH USED IN FINANCING ACTIVITIES                                  (13,706)              (9,429)
                                                                      --------             --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                               (1,152)                  (3)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         2,147                    3
                                                                      --------             --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $    995             $      0
                                                                      --------             --------
                                                                      --------             --------

SUPPLEMENTAL CASH FLOW INFORMATION
   Cash payments:
      Interest                                                        $ 30,296             $ 30,508



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


2.   BASIS OF PRESENTATION

         The accompanying consolidated balance sheets at June 30, 1999 and December 31, 1998 and the consolidated statements of operations and cash flows for the six months ended June 30, 1999 and 1998 should be read in conjunction with the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 1998 for the Partnership and its wholly-owned subsidiary, Sithe/Independence Funding Corporation ("Sithe Funding"). Certain prior year amounts have been reclassified to conform to the 1999 presentation.

         The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year. The unaudited financial information at June 30, 1999 and for the three and six months ended June 30, 1999 and 1998 contains all adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the operating results for such periods.

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

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

         Revenue for the second quarter of 1999 of $89.4 million was $11.0 million (14%) higher than in the corresponding period of last year due to higher net generation ($5.9 million) and higher energy rates ($5.1 million) in the second quarter of 1999.

         Cost of sales for the second quarter of 1999 of $76.4 million was $11.6 million (18.0%) higher than in the corresponding period of last year due largely to higher fuel costs as well as a contractual price increase under the Partnership's long-term equipment maintenance contract. The higher fuel cost was attributable to a contractual price increase under the Partnership's long-term gas supply contract, higher fuel consumption as a result of higher net generation in the second quarter of 1999 and the fact that fuel expense for the second quarter of 1998 included a $3.0 million gas transportation rebate.

         Interest expense for the second quarter of 1999 of $15.2 million was $.9 million lower than in the corresponding period of last year due primarily to the lower outstanding amount of long-term debt.

         Revenue for the first half of 1999 of $200.8 million was $19.3 million (11%) higher than in the corresponding period of last year due primarily to higher net generation in the first half of 1999 than in the corresponding period of 1998 ($8.1 million) and higher energy rates in the first half of 1999 than in the corresponding period of 1998 ($11.2 million).

         Cost of sales for the first half of 1999 of $155.2 million was $18.8 million (14%) higher than in the corresponding period of last year due largely to higher fuel costs as well as a contractual price increase under the Partnership's long-term equipment maintenance contract. The higher fuel cost was attributable to a contractual price increase under the Partnership's long-term gas supply contract, higher fuel consumption as a result of higher net generation in the first half of 1999 and the fact that fuel expense for the first half of 1998 included a $3.0 million gas transportation rebate.

         Interest expense for the first half of 1999 of $30.3 million was $.3 million (1%) lower than in the corresponding period of last year due to the lower outstanding amount of long-term debt.

         Other income, net, consisted of interest income for all periods.

         Based on temperatures in the region of the Project for the first half of 1999 and a recently completed project to serve additional thermal energy requirements at Alcan, the Partnership believes that the Project is well positioned from a qualifying facility ("QF") standpoint in 1999. Furthermore,the Partnership estimates that the incremental annual thermal energy requirements of additional Alcan facilities scheduled to be completed in October 1999 will enable the Partnership to maintain its QF status without curtailing generation, as was required in 1998, which had the warmest weather in the previous 103 years.

LIQUIDITY AND CAPITAL RESOURCES

         Financing for the Project consisted of a loan to the Partnership by Sithe Funding of the proceeds of its issuance of $717.2 million of notes and bonds and $60 million of capital contributions by the Partners. In addition, under a credit facility obtained by the Partners, one or more letters of credit may be issued in connection with their obligations pursuant to certain Project contracts, and, as of June 30, 1999, letters of credit aggregating $13.5 million were outstanding in connection with such obligations. Also, the Partnership has secured the Project's debt service reserve obligations with a letter of credit in the amount of $50 million. As of June 30, 1999, the Partnership had restricted funds and investments aggregating $79.5 million, including the Project's cumulative cash debt service reserve and major overhaul reserve of $33.0 million and $5.8 million, respectively. In addition, these restricted funds included $26.0 million that was utilized for July 1999 operating expenses and the balance in the Partnership distribution account. Funds in the Partnership distribution account are available as additional operating and debt service reserves until such time as certain coverage ratios are achieved. To secure the Partnership's obligation to pay any amounts drawn under the debt service letter of credit, the letter of credit provider has been assigned a security interest and lien on all of the collateral in which the holders of the Securities have been assigned a security interest and lien.

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

         The Partnership has completed the inventory of systems and components which could be affected by year 2000 non-compliance and has completed its assessment of the state of year 2000 readiness of both its information technologies and non-information technology systems. The Partnership engaged Raytheon Engineers and Constructors Inc., an affiliate of one of the Project's construction contractors, to perform an independent review of the inventory and assessment activities. This independent review was completed and Raytheon completed work with the Partnership to develop a comprehensive plan to remediate, test and implement any necessary corrections. The Partnership joined the Electric Power Research Institute Year 2000 Program to gain access to the pooled expertise and databases of over 100 power generation companies and utilities that participate in this program. As of June 30,

1999, the Partnership's remediation and test program was 98% complete with final completion expected by September 1999.

         Based upon information currently available to the Partnership, the Partnership anticipates that the cost of remediation will be approximately $1 million, of which $.7 million was spent through the second quarter of 1999 with the balance expected to be spent through the end of 1999.

         The Partnership is also assessing its exposure to year 2000 issues of the third parties with whom it has material contracts. Questionnaires have been sent to these third parties to determine their year 2000 status and verbal discussions are being held to finalize the assessment of third party year 2000 readiness. The Partnership has not yet fully developed its contingency plans with respect to year 2000 compliance, but is currently in the process of doing so in order to deal with any problems that are revealed as a result of the Partnership's internal and external assessment. If the systems of the Partnership or the third parties on which it relies fail because they are not year 2000 ready, such failures could have a material adverse impact on the Partnership's financial position or results of operations.

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

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                     QUANTITATIVE AND QUALITATIVE DISCLOSURES
                              ABOUT MARKET RISK


         The Partnership has investments in financial instruments subject to interest rate risk consisting of $30.7 million of restricted cash and cash equivalents and $48.8 million of restricted investments. In the case of restricted cash and cash equivalents, due to the short duration of these financial instruments, a 10% immediate change in interest rates would not have a material effect on the Partnership's financial condition. In the case of restricted investments, the resulting potential decrease in fair value from a 10% immediate change in interest rates would be approximately $.5 million.

         The Partnership's outstanding long-term debt at June 30, 1999 bears interest at fixed rates and therefore the Partnership's results of operations would not be affected by changes in interest rates as they apply to borrowings.

                          PART II -- OTHER INFORMATION


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

      (a)    Exhibits:

                EXHIBIT NO.                 DESCRIPTION OF EXHIBIT
                -----------                 ----------------------

                  27 ----           Article 5 Financial Data Schedule of
                                    Sithe/Independence  Power  Partners,  L.P.
                                    for the quarterended June 30, 1999.


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

                                      SITHE/INDEPENDENCE FUNDING CORPORATION
                                      (REGISTRANT)

August 13, 1999                       /s/ RICHARD J. CRONIN III
                                      -----------------------------------------
                                      RICHARD J. CRONIN III
                                      CHIEF FINANCIAL OFFICER AND
                                        SENIOR VICE PRESIDENT
                                      (PRINCIPAL FINANCIAL AND
                                        ACCOUNTING OFFICER)



Pursuant to the requirements of the Securities Exchange Act of 1934, the co-registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Sithe/Independence Power Partners, L.P.
                                      -----------------------------------------
                                      (REGISTRANT)


                                      By:  Sithe/Independence, Inc.
                                           -------------------------------------
                                           GENERAL PARTNER

August 13, 1999                            /s/ Richard J. Cronin III
                                           -------------------------------------
                                           RICHARD J. CRONIN III
                                           CHIEF FINANCIAL OFFICER AND
                                             SENIOR VICE PRESIDENT
                                           (PRINCIPAL FINANCIAL AND
                                             ACCOUNTING OFFICER)