Form 10-Q
period 1999-09-30
SITHE INDEPENDENCE FUNDING CORP; SITHE INDEPENDENCE POWER PARTNERS LP
filed 1999-11-15
CIK 899281, 899322

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the Quarterly Period Ended September 30, 1999

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Transition Period From ______________ to _____________


                         Commission File Number 33-59960

                     SITHE/INDEPENDENCE FUNDING CORPORATION
             (Exact name of registrant as specified in its charter)

               DELAWARE                               13-3677475
               --------                               ----------
    (State or other jurisdiction of      (I.R.S. Employer Identification Number)
    incorporation or organization)

   335 MADISON AVENUE, NEW YORK, NY                      10017
   --------------------------------                      -----
(Address of principal executive offices)               (Zip code)

                                 (212)-351-0000
                                 --------------
              (Registrant's telephone number, including area code)


                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)


               DELAWARE                               33-0468704
               --------                               ----------
    (State or other jurisdiction of      (I.R.S. Employer Identification Number)
    incorporation or organization)

   335 MADISON AVENUE, NEW YORK, NY                     10017
   --------------------------------                     -----
(Address of principal executive offices)              (Zip code)


                                 (212)-351-0000
              (Registrant's telephone number, including area code)

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

                                                                        PAGE NO.
PART I   FINANCIAL INFORMATION

SITHE/INDEPENDENCE POWER PARTNERS, L.P.
(a Delaware Limited Partnership)

Financial Statements:
     Consolidated Balance Sheets at September 30, 1999 and
        December 31, 1998 (Unaudited).....................................  3
     Consolidated Statements of Operations for the Three and Nine
        Months Ended September 30, 1999 and 1998 (Unaudited)..............  4
     Consolidated Statement of Partners' Capital for the Nine
        Months Ended September 30, 1999 (Unaudited).......................  5
     Consolidated Statements of Cash Flows for the Nine Months
        Ended September 30, 1999 and 1998 (Unaudited).....................  6
     Notes to Consolidated Financial Statements  (Unaudited)..............  7

Management's Discussion and Analysis of Financial Condition
    and Results of Operations.............................................  8

Quantitative and Qualitative Disclosures about Market Risk................ 12

PART II   OTHER INFORMATION

Item 6.         Exhibits and Reports on Form 8-K.......................... 13

Signatures      .......................................................... 14

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                 (IN THOUSANDS)

                                               SEPTEMBER 30,       DECEMBER 31,
                                                   1999               1998
                                                 --------           --------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                     $  2,810           $  2,147
   Restricted cash and cash equivalents            60,382             39,522
   Restricted investments                          46,916             38,180
   Accounts receivable - trade                     29,105             11,738
   Fuel inventory and other current assets          5,401              2,670
                                                 --------           --------
        TOTAL CURRENT ASSETS                      144,614             94,257

PROPERTY, PLANT AND EQUIPMENT, AT COST:
   Land                                             5,010              5,010
   Electric and steam generating facilities       776,085            772,581
                                                 --------           --------
                                                  781,095            777,591
   Accumulated depreciation                       (91,611)           (77,046)
                                                 --------           --------
                                                  689,484            700,545


DEBT ISSUANCE COSTS                                 7,455              8,197
OTHER ASSETS                                        5,604              6,645
                                                 --------           --------

   TOTAL ASSETS                                  $847,157           $809,644
                                                 ========           ========


LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Trade payables                                $ 23,722           $ 16,574
   Accrued interest                                14,472                173
   Current portion of long-term debt               23,353             27,411
                                                 --------           --------
      TOTAL CURRENT LIABILITIES                    61,547             44,158

LONG-TERM DEBT:
   7.90% secured notes due 2002                    72,838             82,486
   8.50% secured bonds due 2007                   150,839            150,839
   9.00% secured bonds due 2013                   408,609            408,609
                                                 --------           --------
                                                  632,286            641,934

OTHER LIABILITIES                                   7,928              5,020

COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL                                 145,396            118,532
                                                 --------           --------

   TOTAL LIABILITIES AND PARTNERS' CAPITAL       $847,157           $809,644
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


                                                SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                                                   (a Delaware Limited Partnership)

                                           CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                                                            (In thousands)



                                                             Three Months                                Nine Months
                                                          Ended September 30,                         Ended September 30,
                                                -----------------------------------           ------------------------------------
                                                      1999                 1998                     1999                  1998
                                                --------------       --------------           --------------        --------------

Revenue                                        $       99,565       $       81,489           $      300,366        $      262,946
                                                --------------       --------------           --------------        --------------

Cost of sales:
   Fuel                                                60,171               53,635                  182,391               158,871
   Operations and maintenance                          12,070                9,732                   35,125                30,663
   Depreciation                                         5,035                4,902                   14,965                15,159
                                                --------------       --------------           --------------        --------------
                                                       77,276               68,269                  232,481               204,693
                                                --------------       --------------           --------------        --------------

Operating income                                       22,289               13,220                   67,885                58,253

Non-operating income (expense):
   Interest expense                                   (14,843)             (15,400)                 (45,140)              (46,045)
   Other income, net                                    1,577                1,564                    4,119                 5,038
                                                --------------       --------------           --------------        --------------

Net income (loss)                              $        9,023       $         (616)         $        26,864       $        17,246
                                                ==============       ==============           ==============        ==============






                 See notes to consolidated financial statements.


                                               SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                                                  (a Delaware Limited Partnership)

                                       CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (Unaudited)
                                                           (In thousands)



                                                                                                             Total
                                                           General                Limited                  Partners'
                                                           Partner                Partners                  Capital
                                                       ---------------           -----------           ------------------


Balance, January 1, 1999                                $       985            $    117,547             $     118,532


Net income and total comprehensive income                       269                  26,595                    26,864
                                                       -------------          --------------           ---------------

Balance, September 30, 1999                             $     1,254            $    144,142             $     145,396
                                                       =============          ==============           ===============




                                           See notes to consolidated financial statements.

                                                                - 5 -



                                               SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                                                  (a Delaware Limited Partnership)

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                                           (In thousands)


                                                                                                 Nine Months
                                                                                             Ended September 30,
                                                                                      --------------------------------
                                                                                         1999                 1998
                                                                                      -----------          -----------
Cash flows from operating activities:
   Net income                                                                       $     26,864         $     17,246
   Adjustments to reconcile net income to net cash
        provided by operating activities:
              Depreciation                                                                14,565               15,159
              Amortization of deferred financing costs                                       742                  758
              Changes in operating assets and liabilities:
                    Accounts receivable - trade                                          (17,367)               6,749
                    Fuel inventory and other current assets                               (2,731)              (1,973)
                    Other assets                                                           1,041                1,042
                    Trade payables                                                         7,148                1,014
                    Accrued interest payable                                              14,299               14,755
                    Other liabilities                                                      2,908               (2,628)
                                                                                   --------------        -------------

Net cash provided by operating activities                                                 47,469               52,122
                                                                                   --------------        -------------

Cash flows from investing activities:
   Capital expenditures                                                                   (3,504)              (1,056)
   Restricted funds                                                                      (29,596)             (40,926)
                                                                                   --------------        -------------

Net cash used in investing activities                                                    (33,100)             (41,982)
                                                                                   --------------        -------------

Cash flows from financing activities:
   Principal payments of long-term debt                                                  (13,706)              (9,429)
                                                                                   --------------        -------------

Net cash used in financing activities                                                    (13,706)              (9,429)
                                                                                   --------------        -------------

Net increase in cash and cash equivalents                                                    663                  711

Cash and cash equivalents at beginning of period                                           2,147                    3
                                                                                   --------------        -------------

Cash and cash equivalents at end of period                                          $      2,810         $        714
                                                                                   ==============        =============

Supplemental cash flow information
   Cash payments:
      Interest                                                                      $     30,841         $     31,290




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


2.   BASIS OF PRESENTATION

         The accompanying consolidated balance sheets at September 30, 1999 and December 31, 1998 and the consolidated statements of operations for the three and nine months ended September 30, 1999 and 1998 and cash flows for the nine months ended September 30, 1999 and 1998 should be read in conjunction with the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 1998 for the Partnership and its wholly-owned subsidiary, Sithe/Independence Funding Corporation ("Sithe Funding"). Certain prior year amounts have been reclassified to conform to the 1999 presentation.

         The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year. The unaudited financial information at September 30, 1999 and for the three and nine months ended September 30, 1999 and 1998 contains all adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the operating results for such periods.

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

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

         Revenue for the third quarter of 1999 of $99.6 million was $18.1 million (22%) higher than in the corresponding period of last year due to higher electric generation ($11.5 million) and higher energy rates ($6.6 million).

         The lower generation in the 1998 quarter reflects the fact that in light of the record warm 1998 temperatures (the warmest in 103 years) and resulting low thermal deliveries to Alcan, the Project was required to curtail electric production in order to ensure maintenance of its 1998 Qualifying Facility ("QF") status. No such curtailments have occurred or are anticipated for 1999. Furthermore, as a result of projects completed in 1999 for the purpose of increasing thermal deliveries to Alcan, the Partnership believes that it will be able to maintain the Project's QF status without curtailing generation even if 1998-type weather patterns were to reoccur.

         Cost of sales for the third quarter of 1999 of $77.3 million was $9.0 million (13%) higher than in the corresponding period of last year due largely to higher fuel costs as well as a contractual price increase under the Partnership's long-term equipment maintenance contract. The higher fuel cost was attributable to a contractual price increase under the Partnership's long-term gas supply contract and higher fuel consumption as a result of higher net generation in the third quarter of 1999.

         Interest expense for the third quarter of 1999 of $14.8 million was $.6 million lower than in the corresponding period of last year due primarily to the lower outstanding amount of long-term debt.

         Revenue for the first nine months of 1999 of $300.4 million was $37.4 million (14%) higher than in the corresponding period of last year due primarily to higher net generation ($21.2 million) and higher energy rates ($16.2 million).

         Cost of sales for the first nine months of 1999 of $232.5 million was $27.8 million (14%) higher than in the corresponding period of last year due largely to higher fuel costs as well as a contractual price increase under the Partnership's long-term equipment maintenance contract. The higher fuel cost was attributable to a contractual price increase under the Partnership's long-term gas supply contract, higher fuel consumption resulting from higher net generation and the fact that fuel expense for the first nine months of 1998 included a $3.0 million gas transportation rebate.

         Interest expense for the first nine months of 1999 of $45.1 million was $.9 million lower than in the corresponding period of last year due to the lower outstanding amount of long-term debt.

         Other income, net, consisted of interest income for all periods.


LIQUIDITY AND CAPITAL RESOURCES

         Financing for the Project consisted of a loan to the Partnership by Sithe Funding of the proceeds of its issuance of $717.2 million of notes and bonds and $60 million of capital contributions by the Partners. In addition, under a credit facility obtained by the Partners, one or more letters of credit may be issued in connection with their obligations pursuant to certain Project contracts, and, as of September 30, 1999, letters of credit aggregating $13.7 million were outstanding in connection with such obligations. Also, the Partnership has secured a portion of the Project's debt service reserve obligations with a letter of credit in the amount of $50 million. As of September 30, 1999, the Partnership had restricted funds and investments aggregating $107.3 million, including the Project's cumulative cash debt service reserve and major overhaul reserve of $33.0 million and $5.8 million, respectively. In addition, these restricted funds included $21.5 million that was utilized for October 1999 operating expenses, $19.2 million segregated for the December 1999 interest payment on the Partnership's long-term debt and the balance in the Partnership distribution account. Funds in the Partnership distribution account are available as additional operating and debt service reserves until such time as certain coverage ratios are achieved. To secure the Partnership's obligation to pay any amounts drawn under the debt service letter of credit, the letter of credit provider has been assigned a security interest and lien on all of the collateral in which the holders of the Securities have been assigned a security interest and lien.

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

         The Partnership has completed the inventory of systems and components which could be affected by year 2000 non-compliance and has completed its assessment of the state of year 2000 readiness of both its information technologies and non-information technology systems. The Partnership engaged Raytheon Engineers and Constructors Inc., an affiliate of one of the Project's construction contractors, to perform an independent review of the inventory and assessment activities. This independent review was completed and Raytheon completed work with the Partnership to develop a comprehensive plan to remediate, test and implement any necessary corrections. The Partnership joined the Electric Power Research Institute Year 2000 Program to gain access to the pooled expertise and databases of over 100 power generation companies and utilities that participate in this program. As of September 7, 1999, the Partnership's remediation and test program for mission critical equipment, components and systems was complete. In July
1999, the Partnership's year 2000 program was validated through an on-site review process that was conducted at the request of, and performed by, the North American Electric Reliability Council ("NERC"). The NERC's review concluded that the Partnership has a well implemented and documented year
2000 plan and a strong Project and corporate commitment to achieving year
2000 readiness. The results of this review were also reported to the Public Service Commission of the State of New York.

         Based upon information currently available to the Partnership, the Partnership anticipates that the total cost of remediation will be approximately $1.1 million, of which $1.0 million was spent through the third quarter of 1999 with the balance expected to be spent through the end of 1999.

         The Partnership is also assessing its exposure to year 2000 issues of the third parties with whom it has material contracts. Questionnaires have been sent to these third parties to determine their year 2000 status and discussions are being held to finalize the assessment of third party year 2000 readiness. The Partnership's contingency plans with respect to year 2000 readiness are about 90% complete and should be completed by the end of November 1999. In the absence of third party responses to such questionnaires, the Partnership has performed alternate procedures (i.e., review of year 2000 disclosures on third party company web-sites and review of quarterly and annual reports filed with the Securities and Exchange Commission) to determine the year 2000 status of the third parties on which it relies. The year 2000 status of many of these third parties is monitored by Federal and state regulatory authorities and as a result, the Partnership has reasonable assurance that all third parties on which it relies have or will have achieved year 2000 readiness. If the systems of the Partnership or the third parties on which it relies fail because they are not year 2000 ready, such failures could have a material adverse impact on the Partnership's financial position or results of operations.

         The dates on which the Partnership believes it has or will have achieved year 2000 compliance are based on the Partnership's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, or that there will not be a delay in, or increased costs associated with, remediation of the year 2000 issue. Specific factors that might cause differences between the estimates and actual results include, but are not limited to, the availability and cost of personnel trained in these areas, the ability to locate and correct all relevant computer code, timely responses to and corrections by third parties and suppliers, and similar uncertainties. Due to the general uncertainty inherent in the year 2000 issue, resulting in part from the uncertainty of the year 2000 readiness of third parties, the Partnership cannot ensure its ability to timely and cost-effectively resolve problems associated with the year 2000 issue that may impact its operations and business, or expose it to third party liability.

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

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


         The Partnership has investments in financial instruments subject to interest rate risk consisting of $60.4 million of restricted cash and cash equivalents and $46.9 million of restricted investments. In the case of restricted cash and cash equivalents, due to the short duration of these financial instruments, a 10% immediate change in interest rates would not have a material effect on the Partnership's financial condition. In the case of restricted investments, the resulting potential decrease in fair value from a 10% immediate change in interest rates would be approximately $.7 million.

         The Partnership's outstanding long-term debt at September 30, 1999 bears interest at fixed rates and therefore the Partnership's results of operations would not be affected by changes in interest rates as they apply to borrowings.

                          PART II -- OTHER INFORMATION



ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

      (a)    Exhibits:
             Exhibit No.             Description of Exhibit
             -----------             ----------------------

                27 --      Article 5 Financial Data Schedule of
                           Sithe/Independence Power Partners, L.P. for the quarter ended September 30, 1999.

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

                             Sithe/Independence Funding Corporation
                             --------------------------------------
                             (REGISTRANT)


November 15, 1999            /s/ Richard J. Cronin III
                             --------------------------------------
                             RICHARD J. CRONIN III
                             CHIEF FINANCIAL OFFICER AND
                               SENIOR VICE PRESIDENT
                             (PRINCIPAL FINANCIAL AND
                               ACCOUNTING OFFICER)



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

                             Sithe/Independence Power Partners, L.P.
                             ---------------------------------------
                             (REGISTRANT)


                             By:  Sithe/Independence, Inc.
                                  -------------------------
                                  GENERAL PARTNER


November 15, 1999            /s/ Richard J. Cronin III
                             --------------------------------------
                             RICHARD J. CRONIN III
                             CHIEF FINANCIAL OFFICER AND
                               SENIOR VICE PRESIDENT
                             (PRINCIPAL FINANCIAL AND
                               ACCOUNTING OFFICER)