Form 10-K
period 1999-12-31
SITHE INDEPENDENCE FUNDING CORP; SITHE INDEPENDENCE POWER PARTNERS LP
filed 2000-03-30
CIK 899281, 899322

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

    FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     (Mark One)

     /X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities and
         Exchange Act of 1934

         For the fiscal year ended December 31, 1999

     / / Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

         For the transition period from ______________ to _____________

                         Commission File Number 33-59960

                     SITHE/INDEPENDENCE FUNDING CORPORATION
             (Exact name of registrant as specified in its charter)

                DELAWARE                              13-3677475
     (State or other jurisdiction of     (I.R.S. Employer Identification Number)
     incorporation or organization)

    335 MADISON AVENUE, NEW YORK, NY                    10017
(Address of principal executive offices)              (Zip code)

       Registrant's telephone number, including area code: (212) 351- 0000

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)

                DELAWARE                              33-0468704
     (State or other jurisdiction of     (I.R.S. Employer Identification Number)
     incorporation or organization)

    335 MADISON AVENUE, NEW YORK, NY                    10017
(Address of principal executive offices)              (Zip code)

       Registrant's telephone number, including area code: (212) 351-0000

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None
          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          7.90% Secured Notes due 2002
                          8.50% Secured Bonds due 2007
                          9.00% Secured Bonds due 2013

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes / / No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

                     SITHE/INDEPENDENCE FUNDING CORPORATION
                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1999


                                   PART 1                                                PAGE
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

         The General Partner is an indirect wholly-owned subsidiary of Sithe Energies, Inc. ("Sithe Energies"). The limited partners of the Partnership are Sithe Energies and certain of its direct and indirect wholly-own subsidiaries (the "Limited Partners"). The General Partner and Limited Partners are referred to herein as the "Partners". Sithe Energies is a leader in independent power generation and, at December 31, 1999, fully-owned, had interests in or leased through its subsidiaries, 49 operating power plants in North America, including the Project, having an aggregate average net capacity of 8,074 MW. During the first quarter of 2000, Sithe Energies announced that it had entered into a definitive agreement to sell to Reliant Energy Power Generation, Inc., 21 power plants purchased from GPU Inc. in November 1999 with an aggregate average net capacity of 4,276 MW. Upon the closing of this transaction which is expected in the second quarter of 2000, Sithe Energies will have 28 power plants in operation in North America representing an aggregate average net capacity of approximately 3,798 MW. In addition, At December 31, 1999, Sithe Energies had six projects under advanced development representing approximately 4,230 net MW.

         As of December 31, 1999, Sithe Energies was privately owned 61.4% by Vivendi, one of France's leading municipal services companies and the world's largest water distribution company, 29.6% by Marubeni Corporation, one of Japan's largest trading companies and 9.0% by the Sithe Employee Stock Ownership L.P. and management.

         Sithe Energies owns, directly or indirectly, 100% of the partnership interests in the Partnership. The following chart sets forth the organizational structure of the Partners in the Partnership and of the other affiliates of Sithe Energies involved with the Partnership.

                                   Sithe Energies, Inc.
-------------------------------------(Limited Partner)
|                    |-------------------------------------------|
|                    |                                           |
|                   100%                                        100%
|           Sithe Energies U.S.A., Inc.                 Energy Factors, Inc.
|                 (Limited Partner)                              |
|---------------------------------------                --------------------
|         |                            |                         |
|        100%                         100%                      100%
|    Mitex, Inc.             Sithe/Independence, Inc.   Sithe Energies Power
|  (Limited Partner)            (General Partner)           Services, Inc.
|          |           |             |                        (Operator)
|          |           |             |
|          |           |             |
45%        10%         44%           1%
|          |           |             |
----------------The Partnership------
                      |
                      |
                    100%
              Sithe/Independence
              Funding Corporation


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


THE PROJECT

         The Project is a natural gas-fired cogeneration facility having a design capacity of approximately 1,000 MW. The Project is located on an approximately 293-acre site adjacent to the Alcan Aluminum Corporation (doing business as Alcan Rolled Products Company ("Alcan")) plant in the Town of Scriba, County of Oswego, New York, approximately two miles northeast of Oswego, New York. The Project consists of four General Electric Model MS7001FA combustion gas turbine generators designed to generate approximately 160 MW each at their design point conditions, four heat recovery steam generators ("HRSG"), two steam turbines designed to generate 208 MW each and air quality control systems to reduce the nitrous oxide and other emissions of the Project.

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

         The Operator has agreed to operate the Project, to provide all operations and maintenance services necessary or advisable in order to efficiently operate and maintain the Project, and to be liable for all expenses relating to operating, maintaining and managing the Project. The Partnership pays the Operator an annual management fee of $607,754, escalating at 5% per annum, and reimburses the Operator on a monthly basis for all direct and indirect necessary costs and expenses reasonably incurred by the Operator in fulfilling its obligations under the Operations and Maintenance Agreement.


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

     CON EDISON

         Pursuant to the terms of the Con Edison Energy Purchase Agreement, Con Edison is obligated to purchase for a term of 40 years following the Date of Commercial Operation of the Project, 740 MW of the Project's capacity and all of the electrical energy to be derived therefrom up to a maximum in any hour produced by the Project at a temperature-adjusted summer dependable maximum net capacity ("Summer DMNC") level of 740 MW plus two percent. During the first five years of the operation of the Project (the "First Period"), Con Edison was obligated to pay for the first

6.6 billion kilowatt-hours ("KWH") of electricity delivered to Con Edison in any Annual Period at a price equal to the sum of (a) 100% of Actual Con Edison Avoided Energy Costs and (b) $0.026/KWH. For each KWH in excess of 6.6 billion KWH in any Annual Period, Con Edison was obligated to pay a price equal to 93.75% of Actual Con Edison Avoided Energy Costs. The payments for electricity during the remainder of the contract are equal to 93.75% of Actual Con Edison Avoided Energy Costs in years six through 20 of the contract term (the "Second Period"), which began on November 1, 1999, and 88.75% of Actual Con Edison Avoided Energy Costs in years 21 through 40 of the contract term (the "Third Period"). In addition to payments for electricity delivered to Con Edison during the Second Period, Con Edison is obligated to make monthly capacity payments in an amount equal to the product of (a) the Summer DMNC of the Dedicated Plant applicable to such month, (b) the Equivalent Availability Ratio applicable to such month and (c) a fixed capacity charge equal to $6.7455/kilowatt ("KW"). During the Third Period, Con Edison will be obligated to make monthly capacity payments in an amount equal to the product of (a) the Summer DMNC of the Dedicated Plant applicable to such month, (b) the Equivalent Availability Ratio applicable to such month and (c) a fixed capacity charge equal to $3.3727/KW. During the Second Period, Con Edison is also obligated to make payments for operation and maintenance at a price equal to $0.01/KWH during calendar year 2000 escalating on the first day of each calendar year thereafter during the remainder of the Second Period with the index contained in the Con Edison Energy Purchase Agreement. During the Third Period, Con Edison will also be obligated to make payments for operation and maintenance at a price equal to one-half of the per KWH price during the last calendar year of the Second Period escalating on the first day of each calendar year during the Third Period with the index contained in the Con Edison Energy Purchase Agreement. Con Edison has the option to terminate the power sales contract with the Partnership upon satisfaction of certain conditions including assuming all of the Partnership's financial and contractual obligations related to the Project and paying an amount to the Partnership determined by a formula based on estimated future revenues and expenses under the contract. (Terms not defined in this section have the respective meanings set forth in the Con Edison Energy Purchase Agreement.)

         On March 9, 1999, Sithe Energies (on behalf of the Partnership), Con Edison and the staff of the New York State Department of Public Service entered into a settlement agreement concerning the future method for determining Actual Con Edison Avoided Energy Costs, which was approved by the New York State Public Service Commission (the "PSC") on March 31, 1999 (the "Settlement"). Under the Settlement, the parties agreed, among other things, to transition to market-based energy buy-back rates within sixty days after the establishment of the New York Independent System Operator ("NYISO") and the commencement of a competitive energy market in New York State. Under the Settlement, Actual Con Edison Avoided Energy Costs would be measured as the applicable market clearing prices for each hour in which energy is sold to Con Edison.

     NIAGARA MOHAWK

         Under the Niagara Mohawk Power Purchase Agreement, Niagara Mohawk will purchase all of the electricity delivered to Niagara Mohawk by the Project, up to a maximum of three million megawatthours ("MWH") of electricity in any calendar year (provided the Project does not deliver electricity at a rate in excess of 300 MW in any hourly period, or such greater amount as may be accepted by Niagara Mohawk). The Niagara Mohawk Power Purchase Agreement has a term of 20 years from January 15, 1995, the date on which the Partnership commenced deliveries of commercial quantities of electricity to Niagara Mohawk on a continuous basis. Niagara Mohawk will purchase electricity at its "energy only" rate, which is Niagara Mohawk's PSC filed tariff for the purchase of electricity from on-site generators, such as the Partnership, in effect at the time of delivery of electrical energy to Niagara Mohawk. Niagara Mohawk has no right of first refusal for any additional electricity or capacity to be sold by the Partnership.

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

         Pursuant to the Transmission Services Agreement, Niagara Mohawk has agreed to provide transmission services from the Project to the point of interconnection between Niagara Mohawk's transmission system and Con Edison's transmission system (the "Con Edison Interconnection") for a period of 20 years from the Date of Commercial Operation. The agreement specifies that Niagara Mohawk will be obligated to transmit up to 853 MW of electricity to the Con Edison Interconnection, subject to interruption if required to meet the demands of its retail customers, its current wholesale customers and its obligations to the NYISO. To the extent that Niagara Mohawk has excess capacity on its transmission system, it has agreed to accommodate the Project's additional transmission requirements above 853 MW. Upon the commencement of the NYISO in November 1999, the NYISO is charging the Partnership for transmission losses associated with the transmission of electricity through the interconnection facilities to the NYISO. This charge, which is included in operations and maintenance expense in the Partnership's statement of operations, is calculated based on the NYISO's determination of the marginal loss component of the locational-based marginal price.

         Since the commencement of the NYISO in November 1999, the NYISO has charged the Partnership for transmission losses associated with its transmission of electric energy to the Con Edison Interconnection. In a filing made with the Federal Energy Regulatory Commission (the "FERC") on August 3, 1999, by
Niagara Mohawk and the other Member Systems of the New York Power Pool
(the "NYPP"), the NYPP sought authority to amend the Partnership's Transmission Services Agreement. The unilateral amendments, among other things, included amendments which permit the NYISO to charge the Partnership for transmission losses. In orders issued on September 30, 1999 and January 14, 2000, the FERC permitted the amendments to become effective, subject to refund, and set the reasonableness of the amendments for an evidentiary hearing. The Partnership has protested the NYPP's amendments to the Transmission Services Agreement and is currently challenging the lawfulness of the amendments, including the NYISO's charges for transmission losses, in the ongoing administrative hearing.

         Prior to commencement of the NYISO, Niagara Mohawk was charging the Partnership for transmission losses and on March 29, 1995, the Partnership filed a petition with the FERC alleging that Niagara Mohawk had overcharged the Partnership for the transmission of electricity in violation of the FERC policy by calculating transmission losses on an incremental basis. The Partnership believes that transmission losses should have been calculated on an average basis. The Partnership has been recording its transmission expense at the disputed, higher rate. As of December 31, 1999, the Partnership estimates it was owed more than $12.3 million for these transmission overcharges. The Partnership requested that the FERC order Niagara Mohawk to recalculate the transmission losses beginning in October 1994, when it began wheeling power from the Project. In September 1996, the FERC issued an order dismissing the Partnership's complaint and requiring Niagara Mohawk to provide the Partnership with information regarding the calculation of transmission losses. In October 1996, the Partnership filed a request for rehearing of the FERC's order, which was denied by the FERC. In December 1997, the Partnership filed a petition for review of the FERC orders in the United States Court of Appeals. On January 29, 1999, the Court of Appeals found the FERC had not engaged in reasoned decision-making or reached conclusions supported by the record in the underlying proceeding, and therefore remanded the case to the FERC for further proceedings.

GAS SUPPLY AGREEMENT

         Natural gas for the Project is supplied by Enron Power Services pursuant to the Gas Supply Agreement (the "Gas Supply Agreement") between Enron Power Services and the Partnership. The Gas Supply Agreement provides that, for a period of 20 years following the Date of Commercial Operation, Enron Power Services is obligated to deliver to the Partnership up to a maximum of 192,291 million Btus ("MMBtus") of natural gas per day, which represents the Project's daily fuel requirement when operating at design conditions. The Partnership is obligated to purchase a sufficient amount of natural gas each month so that its daily average for the month is at least 159,600 MMBtus and the Partnership is obligated to purchase a sufficient amount of natural gas each year so that its daily average for the year is at least 173,061 MMBtus of natural gas. During the First Period, which ended on December 31, 1999, the price paid by the Partnership for 116,000 MMBtus of natural gas per day (the "Tier I" gas) was fixed on an increasing-rate basis as specified in the Gas Supply Agreement. During the remainder of the term of the Gas Supply Agreement, the price of Tier I gas will fluctuate based on Actual Con Edison Avoided Energy Costs, as well as the price paid by Con Edison to the Project. The remaining 76,291
MMBtus of gas per day will be priced in relation to Niagara Mohawk's "energy only" electric rate.

         Enron Power Services maintains a notional tracking account to account for differences between the contract price and spot gas prices, except that there was no such tracking with respect to the Tier I gas during the first five years of the Gas Supply Agreement, which ended on December 31, 1999. The tracking account would be increased if the then current spot gas price is greater than the contract price and would be decreased if the then current spot gas price is lower than the contract price. The tracking account bears interest at 1% over prime. Enron Power Services has been given a security interest in the plant, which is subordinated to payments for the Securities and certain letter of credit reimbursement obligations, to secure any tracking account balance. If at any time the tracking account balance exceeds 50% of the plant's then fair market value, the Partnership will be required to reduce the tracking account balance by paying to Enron Power Services the lesser of
(a) the amount necessary to reduce the tracking balance to 50% of the plant's fair market value and (b) (i) during years 6 through 15 of the Gas Supply Agreement, all incremental revenues as defined in the Gas Supply Agreement and
(ii) thereafter 50% of qualifying cash flows also as defined in the Gas Supply Agreement plus all incremental revenues. If a positive balance exists in the tracking account at the end of the contract term, the Partnership will be required to either pay the balance in the tracking account or to convey to

Enron Power Services an equity ownership in the Project based on the ratio of the tracking account balance to the plant's fair market value at such time.


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


COMPETITION

         Many organizations, including equipment manufacturers and subsidiaries of utilities and contractors, as well as other organizations similar to Sithe Energies, have entered the cogeneration market. The resultant increased competition has reduced the price utilities are willing to pay to independent power producers for electrical capacity and energy. These factors may adversely affect the price the Partnership may be paid under the Energy Purchase Agreements (due to potential declines in a utility's long run avoided cost). In addition, a number of states, including New York, have moved toward deregulating the electric power markets with the creation of a regional market power pools. The NYISO commenced operation in November 1999 and at this point, it is impossible to predict what, if any, impact that the deregulated energy market will have on the Partnership's future financial position and results of operations.


BUSINESS

GENERAL

         The Partnership's sole business is the ownership of the Project. The Partnership has long-term contracts to sell capacity and electricity produced by the Project to Con Edison and Alcan, electricity to Niagara Mohawk and thermal energy to Alcan. The Project is located on an approximately 293-acre site, located in the Town of Scriba, County of Oswego, New York, approximately two miles northeast of Oswego, New York. The site is bounded on the north by Lake Ontario. Alcan owns and operates a facility adjacent to the site for the production of rolled aluminum stock which is used principally in the production of beverage containers.

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

         As of December 31, 1999, the Operator employed 45 individuals in connection with the Project.


LEGAL PROCEEDINGS

         Other than the Partnership's petition for review of the FERC order, which was remanded back to the FERC by the United States Court of Appeals, alleging that Niagara Mohawk has been overcharging the Partnership for the transmission of electricity, neither Sithe Funding nor the Partnership is a party to any legal proceedings.

REGULATION

ENERGY REGULATION

         PURPA. PURPA and the regulations promulgated thereunder provide an electric generating project with rate and regulatory incentives if the project is a Qualifying Facility. A cogeneration facility is a Qualifying Facility if it: (i) sequentially produces both electricity and a certain quantity of useful thermal energy which is used for industrial, commercial, heating or cooling purposes, (ii) meets certain energy efficiency standards when oil or natural gas is used as a fuel source and (iii) is not more than 50% owned by an electric utility, electric utility holding company or an entity or person owned by either of the above.

         Under PURPA and the regulations promulgated thereunder, Qualifying Facilities receive two primary benefits. First, PURPA and the regulations promulgated thereunder exempt Qualifying Facilities from the Public Utility Holding Company Act of 1935 ("PUHCA"), most provisions of the Federal Power Act (the "FPA") and certain state laws relating to securities, rate and financial regulation. Second, the FERC's regulations promulgated under PURPA require that: (i) electric utilities purchase electricity generated by Qualifying Facilities, construction of which commenced on or after November 9, 1978, at a price based on the purchasing utility's full "avoided costs," and
(ii) the utilities sell supplementary, back-up, maintenance and interruptible power to the Qualifying Facility on a just and reasonable and non-discriminatory basis. PURPA and the regulations promulgated thereunder define "avoided costs" as the "incremental costs to an electric utility of electric energy or capacity or both which, but for the purchase from the qualifying facility or qualifying facilities, such utility would generate itself or purchase from another source". Utilities may also purchase power at prices other than "avoided costs" pursuant to negotiations with potential suppliers as provided by the FERC regulations.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the security holders of the Partnership during the fourth quarter of 1999.

                                     PART II


ITEM 6.    SELECTED FINANCIAL DATA

         The selected consolidated financial data presented below for, and at the end of, each of the years in the five-year period ended December 31, 1999 are derived from the Partnership's audited consolidated financial statements and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 on page 14.

                                                                  YEARS ENDED DECEMBER 31,
                                            ---------------------------------------------------------------------
                                              1999           1998           1997           1996           1995
                                            ---------      ---------      ---------      ---------      ---------
                                                                       (in thousands)
STATEMENT OF OPERATIONS DATA
Revenue                                     $ 382,084      $ 313,739      $ 355,432      $ 379,024      $ 335,844
Operating income                               72,049         53,165         94,672        120,211         89,886
Non-operating income and (expense):
     Interest expense                         (60,044)       (61,943)       (62,369)       (63,441)       (64,261)
     Interest and other income, net             5,498          6,746          7,026          4,187          4,525
Income (loss) before cumulative
     effect of change in accounting
     for major overhaul costs                  17,503         (2,032)        39,329         60,957         30,150
Cumulative effect of change in account-
     ing for major overhaul costs               3,775             --             --             --             --
Net income (loss)                              21,278         (2,032)        39,329         60,957         30,150


                                                                         DECEMBER 31,
                                            ---------------------------------------------------------------------
                                              1999           1998           1997           1996           1995
                                            ---------      ---------      ---------      ---------      ---------
                                                                       (in thousands)
BALANCE SHEET DATA
Property, plant and equipment               $ 685,762      $ 702,021      $ 713,274      $ 723,188      $ 737,716
Total assets                                  813,469        811,120        838,047        867,471        845,888
Long-term debt                                622,638        641,934        669,345        688,201        698,405
Partners' capital                             139,810        118,532        120,564        123,699         62,734


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS -- 1999, 1998 AND 1997

         Revenue for 1999 increased from 1998 by $68.3 million (22%) due to higher net generation ($61.2 million) and higher energy rates ($7.1 million). Unusually warm winter weather experienced in the region of the project during 1998 (the average temperature for the year was 3.96(degree)F, or 7.7%, above the historical average and the warmest in the last 103 years) required the Project to curtail 1998 electricity generation to ensure that the Project's ratio of thermal energy deliveries to total energy deliveries was at the level required to maintain the Project's QF status. No such weather-related curtailments occurred during 1999. Furthermore, as a result of projects completed in 1999 for the purpose of increasing thermal energy deliveries to Alcan, the Partnership believes that it will be able to maintain the Project's QF status without curtailing future electricity generation even if 1998-type weather patterns were to reoccur. These factors have also resulted in a $18.6 million increase in accounts receivable at December 31, 1999 from December 31, 1998.

         Consistent with positions expressed by the Securities and Exchange Commission, in 1999, the Partnership changed its method of accounting for major overhaul costs for major equipment not covered by a service agreement (the "Non-covered Units"), whereby the Partnership expenses such costs as incurred. Previously, the Partnership normalized major overhaul costs by establishing maintenance reserves during the operating period prior to the major overhaul. As a result of this change in accounting for major overhaul costs in 1999, the Partnership reversed to income approximately $3.8 million, reported as a cumulative effect of a change in accounting on the consolidated statement of operaitons, representing the balance of the major overhaul reserve for Non-covered Units as of January 1, 1999.

         Cost of sales for 1999 increased from 1998 by $49.5 million (19%) due largely to higher fuel costs ($41.1 million) as well as a contractual price increase under the Partnership's long-term equipment maintenance contract. The higher fuel cost is attributable to a contractual price increase under the Partnership's long-term gas supply contract and higher fuel consumption as a result of higher net electricity generation during 1999. These factors have also resulted in an $11.4 million increase in accounts payable at December 31, 1999 from December 31, 1998.

         Revenue for 1998 decreased from 1997 by $41.7 million (12%) due largely to lower net generation ($49.1 million) offset in part by higher Con Edison tariffs ($7.4 million). Because of the unusually warm winter weather in the region of the Project during 1998 as discussed above, the Partnership was required to curtail electricity generation to maintain the Project's QF status. These same factors have also resulted in a $21.6 million decrease in accounts receivable at December 31, 1998 from December 31, 1997.

         Cost of sales for 1998 was flat with 1997, with 1998 reflecting a contractual price increase under the Partnership's long-term gas supply contract, offset by lower fuel consumption and a $3.0 million gas transportation cost rebate and 1997 reflecting an $8.2 million credit to maintenance expense associated with the discontinuance of the Partnership's major overhaul cost normalization policy for the Project's gas turbines, steam turbines and generators, which are subject to a service agreement with General Electric Company.

         Interest expense for 1999 and 1998 decreased by $1.9 million (3.1%) and $.4 million (.7%) from 1998 and 1997, respectively, as a result of lower outstanding amounts of long-term debt.


LIQUIDITY AND CAPITAL RESOURCES

         Financing for the Project consisted of a loan to the Partnership by Sithe Funding of the proceeds of its issuance of $717.2 million of notes and bonds and $60 million of capital contributions by the Partners. In addition, under a credit facility obtained by the Partners, one or more letters of credit may be issued in connection with their obligations pursuant to certain Project contracts, and, as of December 31, 1999, letters of credit aggregating $13.5 million were outstanding in connection with such obligations. Also, the Partnership has secured the Project's debt service reserve obligations with a letter of credit in the amount of $50 million. As of December 31, 1999, the Partnership had restricted funds and investments aggregating $75.7 million, including the Project's cumulative cash debt service reserve and major overhaul reserve of $33.0 million and $5.7 million, respectively. In addition, these restricted funds included $24.5 million that was utilized for January 2000 operating expenses, $9.9 million in the Partnership distribution account and the balance reserved for the June 2000 debt service payment. Funds in the Partnership distribution account are available as additional operating and debt service reserves until such time as certain coverage ratios are achieved. To secure the Partnership's obligation to pay any amounts drawn under the debt service letter of credit, the letter of credit provider has been assigned a security interest and lien on all of the collateral in which the holders of the Securities have been assigned a security interest and lien.

         The Partnership believes that funds available from cash on hand, restricted funds, operations and the debt service letter of credit will be more than sufficient to liquidate Partnership obligations as they come due and pay scheduled debt service.


YEAR 2000 COMPLIANCE

         The Partnership utilizes a number of computerized operating and control systems at the Project, including applications used in plant operations and various administrative functions. In 1998, the Partnership initiated a program to address the Project's Year 2000 exposure. The program was completed in 1999 and the Partnership experienced no material adverse effects related to the arrival of 2000.

         The costs of the Year 2000 program were approximately $1.0 million including approximately $.1 million in the fourth quarter of 1999. These costs were funded from the normal operating cash flows of the Partnership and did not have a material adverse impact on the Partnership's financial position or results of operations.

         The Partnership believes that the remediation efforts with respect to its software and hardware systems were successful. However, there remains the possibility of latent Year 2000 problems in systems at the Project or of third parties which could cause a failure in the Partnership's systems. Such failure could result in an interruption in, or failure of, certain normal business operations, which could have a material adverse impact on the Partnership's financial position or results of operations. The Partnership believes that such an occurrence is unlikely.


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

ITEM 7A. QUANTITATIVE  AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Partnership has investments in financial instruments subject to interest rate risk consisting of $40.1 million of restricted cash and cash equivalents and $35.6 million of restricted investments. In the case of restricted cash and cash equivalents, due to the short duration of these financial instruments, a 10% immediate change in interest rates would not have a material effect on the Partnership's financial condition. In the case of restricted investments, the resulting potential decrease in fair value from a 10% immediate change in interest rates would be approximately $.6 million.

         The Partnership's outstanding long-term debt at December 31, 1999 bears interest at fixed rates and therefore the Partnership's results of operations would not be affected by changes in interest rates as they apply to borrowings.

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


ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
               FINANCIAL  DISCLOSURE

                  None.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

         All management functions of the Partnership are the responsibility of the General Partner.

         The following table sets forth certain information with respect to directors and executive officers of Sithe Funding and the General Partner:

         NAME                     AGE    POSITION
         ----                     ---    --------

         William Kriegel          54     Chairman of the Board, Chief
                                         Executive Officer and President
         Richard J. Cronin III    53     Chief Financial Officer, Senior
                                         Vice President and Director
         Ralph J. Grutsch         67     Executive Vice President for Operations
         Sandra J. Manilla        48     Treasurer and Vice President
         W. Harrison Wellford     60     Director

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

         Ralph J. Grutsch is Executive Vice President for Operations and has been with Sithe Energies since its acquisition in 1988 of Energy Factors, Incorporated, which was a publicly-held independent energy producer and of which he was a co-founder. Mr. Grutsch also serves in such capacity for each of the Limited Partners and the Operator. Mr. Grutsch served as President and Chief Operating

Officer of Energy Factors immediately prior to its acquisition by Sithe Energies. From 1964 until 1983, Mr. Grutsch was with Solar Turbines, Incorporated where he held numerous management positions ultimately serving as Senior Vice-President-Marketing and director of that company.

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

         Harrison Wellford is a partner in the Washington D.C. office of the law firm of Latham & Watkins where he is the firm's International Chairman. He is also a Founder of the National Independent Energy Producers. He is a director and treasurer of the Friends of Art and Preservation in Embassies, and a director of APBI Interactive Systems. Mr. Wellford was a partner at the law firm of Olwine, Chase, O'Donnell & Weyher from 1989 through 1991; and prior to that time period, he was a partner at the law firm of Wellford, Wegman and Hoff from 1981 through 1988. In addition, Mr. Wellford was executive Director of the President's Reorganization Project and Executive Associate Director of the Office of Management and Budget in the Executive Office of the President from 1977 to 1981. Mr. Wellford also served as a White House transition advisor to Presidents-elect Carter (1976) and Clinton (1992) and Executive Branch transition director in the Carter - Reagan Presidential transition (1980 -
1981).

ITEM 11. EXECUTIVE COMPENSATION

         No cash compensation or non-cash compensation was paid in 1999 or is proposed to be paid in the current calendar year to any of the executive officers listed under Item 10. "DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT" for their services to Sithe Funding, the Partnership or the General Partner. Operations and maintenance services for the Project are performed on a cost reimbursement basis by the Operator pursuant to the Operations and Maintenance Agreement. In addition, the Operator received an annual fee of $607,754 in 1999, which escalates at the rate of 5% per annum, for certain management and administrative services provided by it. See Item 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following information is given with respect to the Partners of the
Partnership:

                                                          AMOUNT AND NATURE        PERCENTAGE
                             NAME AND ADDRESS               OF BENEFICIAL          OWNERSHIP
    TITLE OF CLASS          OF BENEFICIAL OWNER            OWNERSHIP (1)(2)         INTEREST
    --------------          -------------------            ----------------         --------
Partnership Interest      Sithe/Independence, Inc.         General Partner             1%
                          335 Madison Avenue
                          New York, NY  10017

Partnership Interest      Sithe Energies, Inc.             Limited Partner            45%
                          335 Madison Avenue
                          New York, NY  10017

Partnership Interest      Sithe Energies U.S.A., Inc.      Limited Partner            44%
                          335 Madison Avenue
                          New York, NY  10017

Partnership Interest      Mitex, Inc.                      Limited Partner            10%
                          335 Madison Avenue
                          New York, NY  10017

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

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Operation and maintenance services for the Project are provided on a cost reimbursement basis by the Operator pursuant to an Operations and Maintenance Agreement, dated as of August 15, 1992, between the Partnership and the Operator. The Operator received an annual fee of $607,754 in 1999, which escalates at a rate of 5% per annum, for certain management and administrative services provided by it. See Items 1, 2 and 3. "BUSINESS, PROPERTIES AND LEGAL PROCEEDINGS -- The Project -- Operations and Maintenance." Management and administrative services performed by the Operator, with the prior consent of the Partnership, include collecting of all sums payable to or due the Partnership under the Project Documents and accounting for and depositing all such funds in the operating account; obtaining such insurance as is necessary to protect the interest of the Partnership and complying with the provisions of the Project Documents; estimating and advising the Partnership of all federal, state and local taxes payable by the Partnership that are attributable to the ownership and operation of the Project; and determining and recommending to the Partnership any necessary or desirable improvements, modifications or alterations to the Project. Upon the occurrence of any transfer, assignment or reassignment of the Partnership's interest in the Project wherein neither the Partnership nor any affiliate of the Partnership (other than the Operator) retains an interest in the Project, the continuance of the Operator's duties and obligations under the Operations and Maintenance Agreement are expressly conditioned upon the renegotiation of the Operator's compensation.

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


         (b) REPORTS ON FORM 8-K.

                  There were no reports on Form 8-K filed during the three months ended December 31, 1999.

         (C) EXHIBITS

EXHIBIT NO.       DESCRIPTION OF EXHIBIT

3.1         ---- Certificate of Incorporation of Sithe/Independence Funding
                 Corporation ("Sithe Funding") *
3.2         ---- By-laws of Sithe Funding  *
3.3         ---- Certificate of Limited Partnership of Sithe/Independence Power
                 Partners, L.P. (the "Partnership") *
3.4         ---- Amendment to Certificate of Limited Partnership of the
                 Partnership *
3.5         ---- Agreement of Limited Partnership of Sithe/Independence Power
                 Partners, L.P., among Sithe/Independence, Inc. (the "General Partner"), Sithe Energies, Inc., Sithe Energies U.S.A., Inc. and Mitex, Inc. *
3.6         ---- Certificate of Incorporation of the General Partner *
3.7         ---- Amendment to Certificate of Incorporation of the General
                 Partner *
3.8         ---- By-laws of the General Partner *
4           ---- Indenture
4.1         ---- Indenture dated as of January 1, 1993 among Sithe Funding, the
                 Partnership and IBJ Schroder Bank & Trust Company, as trustee (the "Trustee") *
4.2         ---- First Series Supplemental Indenture dated as of January 1, 1993 among Sithe Funding, the Partnership and the Trustee *
10.1        ---- Credit Facilities
10.1.1      ---- Senior Secured Revolving Credit Agreement among Sithe Energies,
                 Inc. (as Borrower) and Energy Factors, Incorporated and Sithe Energies, U.S.A., Inc. and Sithe International, Inc. and Sithe Energies Development Corporation (together with the Borrower as Loan Parties) and Bank of Montreal and the additional Financial Institutions from time to time set forth on Appendix I (the Lenders) and Bank of Montreal (as Agent) dated as of December 19, 1997. ******
10.1.2      ---- Amended and Restated Letter of Credit and Reimbursement
                 Agreement among the Partnership, the Banks named therein and the Sumitomo Bank, Limited, New York Branch, dated September 28, 1994. ***
10.2        ---- Intentionally Omitted
10.3        ---- Power Purchase Agreements
10.3.1      ---- Energy Purchase Agreement, dated May 20, 1991, by and between
                 Consolidated Edison Company of New York, Inc. ("Con Ed") and Lake View, Inc. *
10.3.2      ---- Supplement No. 1 to Contract No. 403, dated September 27, 1991, by and between Con Ed and Tamarac Properties
                 (Lake View, Inc.) *
10.3.3      ---- Assignment and Assumption of Energy Purchase Agreement, dated as of December 9, 1992, entered into by the General Partner (formerly named Lake View, Inc.), Con Ed and the Partnership *
10.3.4      ---- Amendment to Energy Purchase Agreement, dated as of December 9,
                 1992, entered into between the Partnership and Con Ed *
10.3.5      ---- Amendment to Energy Purchase Agreement dated as of April 5,
                 1993 between the Partnership and Con Ed *
10.3.6      ---- Power Purchase Agreement, dated as of July 24, 1992, between the Partnership and Niagara Mohawk Power Corporation ("Niagara Mohawk") *
10.3.7      ---- First Amendment to the Power Purchase Agreement, dated as of
                 November 16, 1992, between the Partnership and Niagara Mohawk *
10.3.8      ---- Energy Sales Contract, dated as of November 18, 1992, between the Partnership and Alcan Aluminum Corporation d/b/a Alcan Rolled Products Company ("Alcan") *
10.3.9      ---- Letter Agreement dated January 29, 1993 between Alcan and the
                 Partnership regarding Sections 9.12 and 9.13 of the Alcan Energy Sales Contract *
10.3.10     ---- Amendment No. 1 to the Energy Sales Contract dated as of
                 February 3, 1993 between Alcan and the Partnership *
10.3.11     ---- Written notice dated March 10, 1993 from Alcan to the
                 Partnership exercising the Fixed Price Option for Energy Sales Contract *
10.3.12     ---- Fixed Price Option for Energy Sales Contract between Alcan and the Partnership *

10.3.13     ---- Amendment No. 2 to the Energy Sales Contract dated March 21,
                 1996 between the Partnership and Alcan *****
10.4        ---- Amended and Restated Operations and Maintenance Agreement,
                 dated as of August 25, 1992, between the Partnership and Sithe Energies Power Services, Inc. *
10.5        ---- Transmission Agreements
10.5.1      ---- Transmission Services Agreement, dated as of November 5, 1991, between Niagara Mohawk and Lake View, Inc. *
10.5.2      ---- Assignment, Assumption and Amendment of Transmission Services
                 Agreement, dated as of March 9, 1992, between Niagara Mohawk, the General Partner and the Partnership *
10.6        ---- Interconnection Agreements
10.6.1      ---- Interconnection Agreement, dated as of March 9, 1992, between the Partnership and Niagara Mohawk *
10.6.2      ---- Supplement to Interconnection Agreement, dated as of March 10,
                 1992, between the Partnership and Niagara Mohawk *
10.6.3      ---- Amendment No. 1 to Interconnection Agreement, dated as of July
                 24, 1992, between the Partnership and Niagara Mohawk *
10.6.4      ---- Amendment No. 2 to the Interconnection Agreement, dated as of
                 November 17, 1992, entered into by Niagara Mohawk and the Partnership **
10.7        ---- Gas Supply Agreements
10.7.1      ---- Amended and Restated Base Gas Sales Agreement, dated as of
                 October 26, 1992, between the Partnership and Enron Power Services, Inc. ("Enron") *
10.7.2      ---- First Amendment to Amended and Restated Base Gas Sales
                 Agreement, dated as of December 1, 1992, between the Partnership and Enron *
10.7.3      ---- Second Amendment to Amended and Restated Base Gas Sales
                 Agreement dated as of August 1, 1992 between the Partnership and Enron **
10.7.4      ---- Third Amendment to Amended and Restated Base Gas Sales
                 Agreement dated as of December 31, 1993 between the Partnership and Enron **
10.7.5      ---- Base Guarantee Agreement, dated as of December 1, 1992, by
                 Enron Corp. in favor of the Partnership *
10.7.6      ---- Fourth Amendment to Amended and Restated Base Gas Sales
                 Agreement dated October 31, 1994 by and between Enron Power Services, Inc. and the Partnership. ***
10.7.7      ---- Fifth Amendment to Amended and Restated Base Gas Sales
                 Agreement dated January 30, 1995 by and between Enron Capital & Trade Resources Corp. and the Partnership. ***
10.7.8      ---- Sixth Amendment to Amended and Restated Base Gas Sales
                 Agreement dated March 1, 1995 by and between Enron Capital & Trade Resources Corp. and the Partnership. ***
10.7.9      ---- Seventh Amendment to Amended and Restated Base Gas Sales
                 Agreement dated March 31, 1995 by and between Enron Capital & Trade Resources Corp. and the Independence Partnership. ****
10.8        ---- Gas Transportation Agreements
10.8.1      ---- Gas Transportation Agreement, dated as of March 11, 1992, by and between the Partnership and Niagara Mohawk *
10.8.2      ---- Transportation Service Agreement, dated as of May 5, 1992, by and between the Partnership and Great Lakes Gas Transmission Limited Partnership ("Great Lakes") *
10.8.3      ---- Supplemental Agreement, dated May 6, 1992, between the
                 Partnership and Great Lakes*
10.8.4      ---- Amended and Restated FTS Agreement, dated as of
                 November 23, 1992, between the Partnership and ANR Pipeline Company ("ANR") *
10.8.5      ---- Precedent Agreement for Firm Transportation Service, dated as of March 20, 1992, between the Partnership and Panhandle Eastern Pipe Line Company ("Panhandle") *
10.8.6      ---- Discounted Rate for Firm Transportation Services Agreement,
                 dated March 20, 1992, between the Partnership and Panhandle *
10.8.7      ---- Agreement, dated as of October 4, 1993 between the Partnership and Empire State Pipeline Company, Inc. ("Empire"), St. Clair Pipeline Company, Inc. and Energy Line Corporation, providing for firm transportation service (Contract No. 95000) **

10.8.8      ---- Supplemental Agreement, dated as of February 28, 1992, between
                 Empire and the Partnership (incorporated by reference into Agreement dated as of October 4, 1993) **
10.8.9      ---- Firm Service Contract dated as of March 9, 1994, between
                 TransCanada Pipelines, Ltd. ("TCPL") and the Partnership re Panhandle Volumes **
10.8.10     ---- Firm Service Contract dated as of March 9, 1994, between TCPL and the Partnership re ANR Volumes **
10.8.11     ---- Contract No. M12012, M12 Firm Transportation Contract Dawn to
                 Kirkwall, dated as of April 6, 1992, between Union Gas Limited ("Union") and the Partnership *
10.8.12     ---- Contract No. M12016, M12 Firm Transportation Contract Dawn to
                 Kirkwall, Enron Corp., dated as of April 21, 1992, between Union and the Partnership *
10.8.13     ---- Contract No. M12017, M12 Firm Transportation Contract Dawn to
                 Kirkwall, dated as of April 10, 1992, between Union and the Partnership *
10.8.14     ---- Amending Agreement for M12 Firm Transportation Contract (No.
                 M12017) dated as of February 19, 1993 between Union and the Partnership *
10.8.15     ---- Contract No. M12022, M12 Firm Transportation Contract Dawn to
                 Kirkwall, dated as of April 20, 1992, between Union and the Partnership *
10.8.16     ---- Amending Agreement for M12 Firm Transportation Contract (No.
                 M12022) dated as of February 19, 1993 between Union and the Partnership *
10.8.17     ---- Contract No. C10018, C-1 Firm Transportation Contract Ojibway
                 to Dawn, dated as of April 10, 1992, between Union and the Partnership *
10.8.18     ---- Amending Agreement for C-1 Firm Transportation Contract (No.
                 C10018) dated as of February 19, 1993 between Union and the Partnership *
10.8.19     ---- Contract No. C10020, C-1 Firm Transportation Contract Ojibway
                 to Dawn, dated as of April 20, 1992, between Union and the Partnership *
10.8.20     ---- Amending Agreement for C-1 Firm Transportation Contract (No.
                 C10020) dated as of February 19, 1993 between Union and the Partnership *
10.8.21     ---- Union Supplemental Letter, dated May 26, 1992, between Union and the Partnership *
10.8.22     ---- Union Supplemental Letter, dated November 4, 1992, between
                 Union and the Partnership*
10.8.23     ---- Assignment Agreement dated as of March 9, 1994 between TCPL,
                 Union and the Partnership **
10.8.24     ---- Firm Transportation Service Agreement dated July 13, 1994 by and between Panhandle Eastern Pipeline Company and the Partnership. ***
10.8.25     ---- Service Agreement dated August 8, 1994 by and between
                 Great Lakes Gas Transmission Limited Partnership and the Partnership (FT089) ***
10.8.26     ---- Service Agreement dated August 19, 1994 by and between
                 Great Lakes Gas Transmission Limited Partnership and the Partnership (FT056-02) ***
10.8.27     ---- Gathering Agreement by ANR Pipeline Company and the
                 Partnership dated May 1, 1994. ***
10.8.28     ---- Second Amended and Restated Agreement dated August 23,
                 1994 by and between ANR Pipeline Company and the Partnership.
                 ***
10.8.29     ---- FTS-1 Service Agreement dated August 23, 1994 by and
                 between ANR Pipeline Company and the Partnership. ***
10.9        ---- Agreements re Real Property
10.9.1      ---- Main Transmission Line Licensing Agreement, dated as of
                 November 18, 1992, between the Partnership and Alcan *
10.9.2      ---- Piping and Wiring Licensing Agreement, dated as of November 18,
                 1992, between the Partnership and Alcan *
10.9.3      ---- Mortgage and Security Agreement, dated as of January 1, 1993, given by County of Oswego Industrial Development Agency (the "IDA") and the Partnership to Manufacturers and Traders Trust Company (the "Collateral Agent") *
10.9.4      ---- Mortgage and Security Agreement, dated as of January 1, 1993, given by the IDA and the Partnership to the Collateral Agent *

10.9.5      ---- Mortgage and Security Agreement, dated as of January 1, 1993, given by the IDA and the Partnership to the Collateral Agent *
10.9.6      ---- Credit Line Mortgage and Security Agreement, dated as of
                 January 1, 1993, given by the IDA and the Partnership to the Collateral Agent *
10.9.7      ---- First Building Loan Mortgage and Security Agreement, dated as of January 1, 1993, given by the IDA and the Partnership to the Collateral Agent *
10.9.8      ---- Second Building Loan Mortgage and Security Agreement, dated as of January 1, 1993, given by the IDA and the Partnership to the Collateral Agent *
10.9.9      ---- First Building Loan Agreement, dated as of January 1, 1993, among the Trustee, Sithe Funding and the Partnership *
10.9.10     ---- Second Building Loan Agreement, dated as of January 1, 1993, among the Trustee, Sithe Funding and the Partnership *
10.9.11     ---- Bill of Sale and Assignment and Assumption Agreement dated as of August 25, 1992 between the General Partner, as assignor, and the Partnership, as assignee *
10.10       ---- Water Service Agreements
10.10.1     ---- Water Service Agreement, dated as of May 11, 1992, by and between the Partnership and the City of Oswego *
10.10.2     ---- Water Facilities Agreement, dated as of August 18, 1992, between the Partnership and the County of Oswego *
10.11       ---- IDA Agreements
10.11.1     ---- Lease Agreement, dated as of January 22, 1993, between the IDA and the Partnership*
10.11.2     ---- Ground Lease, dated as of January 22, 1993, between the IDA and the Partnership *
10.11.3     ---- Payment in Lieu of Taxes Agreement dated as of January 22, 1993 between the IDA and the Partnership *
10.12       ---- Security Documents
10.12.1     ---- Collateral Agency and Intercreditor Agreement, dated as of
                 January 1, 1993, among Union Bank, the Trustee, Enron, the Partnership, Sithe Funding, the IDA and the Collateral Agent*
10.12.2     ---- Security Agreement and Assignment of Contracts, dated as of
                 January 1, 1993, made by the Partnership in favor of the Collateral Agent *
10.12.3     ---- Partner Security Agreement, dated as of January 1, 1993, among the General Partner, Sithe Energies U.S.A., Inc., Sithe Energies, Inc., Mitex, Inc. and the Collateral Agent*
10.12.4     ---- Equity Contribution Agreement, dated as of January 1, 1993, by the General Partner, Sithe Energies, Inc., Sithe Energies U.S.A., Inc., Mitex, Inc. in favor of the Partnership and for the benefit of the Collateral Agent *
18          ---- Deloitte and Touche LLP letter re: change in accounting principles*******
27          ---- Article 5 Financial Data Schedule of the Partnership for
                 the year ended December 31, 1999*******
----------------
* Incorporated herein by reference from the Registration Statement on Form S-1, file No. 33-59960, filed with the Securities and Exchange Commission (the "SEC") by Sithe/Independence Power Partners, L.P. on March 23, 1993, as amended.
** Incorporated herein by reference from the Annual Report on Form 10-K for the year ended December 31, 1993 for Sithe/Independence Power Partners, L.P. filed with the SEC.
*** Incorporated herein by reference from the Annual Report on Form 10-K for the year ended December 31, 1994 for Sithe/Independence Power Partners, L.P. filed with the SEC.
**** Incorporated herein by reference from the Annual Report on Form 10-K for the year ended December 31, 1995 for Sithe Independence Power Partners, L.P. filed with the SEC.
***** Incorporated herein by reference from the Annual Report on Form 10-K for the year ended December 31, 1996 for Sithe/Independence Power Partners, L.P. filed with the SEC.
****** Incorporated herein by reference from the Annual Report on Form 10-K for the year ended December 31, 1997 for Sithe/Independence Power Partners, L.P. filed with the SEC.
******* Filed herewith.

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

                                  Sithe/Independence Power Partners, L.P.
                                  --------------------------------------
                                  (REGISTRANT)

                                  By: Sithe/Independence, Inc.
                                      ----------------------------------
                                      General Partner

March 30, 2000                    /s/   Richard J. Cronin III
                                  --------------------------------------
                                  RICHARD J. CRONIN III
                                  CHIEF FINANCIAL OFFICER AND SENIOR VICE
                                  PRESIDENT (PRINCIPAL FINANCIAL  AND ACCOUNTING
                                  OFFICER)

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ William Kriegel             Chief Executive Officer, President     March 30, 2000
----------------------------      and Director (Principal Executive
    William Kriegel               Officer)


/s/ Richard J. Cronin III       Chief Financial Officer, Senior        March 30, 2000
----------------------------      Vice President and Director
    Richard J. Cronin III         (Principal Financial and
                                  Accounting Officer)


/s/ W. Harrison Wellford        Director                               March 30, 2000
----------------------------
    W. Harrison Wellford

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

                                  Sithe/Independence Funding Corporation
                                  --------------------------------------
                                  (REGISTRANT)

March 30, 2000                    /s/   Richard J. Cronin III
                                  --------------------------------------
                                  RICHARD J. CRONIN III
                                  CHIEF FINANCIAL OFFICER AND SENIOR VICE
                                  PRESIDENT (PRINCIPAL FINANCIAL  AND ACCOUNTING
                                  OFFICER)

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ William Kriegel             Chief Executive Officer, President     March 30, 2000
----------------------------      and Director (Principal Executive
    William Kriegel               Officer)


/s/ Richard J. Cronin III       Chief Financial Officer, Senior        March 30, 2000
----------------------------      Vice President and Director
    Richard J. Cronin III         (Principal Financial and
                                  Accounting Officer)


/s/ W. Harrison Wellford        Director                               March 30, 2000
----------------------------
    W. Harrison Wellford

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)


                                                                        PAGE NO.
FINANCIAL STATEMENTS

     Independent Auditors' Report  .......................................F-2

     Consolidated Balance Sheets at December 31, 1999
        and 1998 .........................................................F-3

     Consolidated Statements of Operations for the Years
        Ended December 31, 1999, 1998 and 1997  ..........................F-4

     Consolidated Statements of Partners' Capital for
        the Years Ended December 31, 1999, 1998 and 1997  ................F-5

     Consolidated Statements of Cash Flows for the Years
        Ended December 31, 1999, 1998 and 1997  ..........................F-6

     Notes to Consolidated Financial Statements...........................F-7



All financial statement schedules are omitted because they are not applicable, or not required, or because the required information is included in the Financial Statements or Notes thereto.

                          INDEPENDENT AUDITORS' REPORT



SITHE/INDEPENDENCE POWER PARTNERS, L.P.

We have audited the accompanying consolidated balance sheets of Sithe/Independence Power Partners, L.P. (a Delaware limited partnership) and its subsidiary (collectively, the "Partnership") as of December 31, 1999 and 1998, and the related consolidated statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 1999, the Partnership changed its method of accounting for major overhaul costs.


Deloitte and Touche LLP


New York, New York
March 3, 2000

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                           DECEMBER 31,
                                                    ----------------------------
                                                       1999              1998
                                                    ---------         ---------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                        $   6,076         $   2,147
   Restricted cash and cash equivalents                40,112            39,522
   Restricted investments                              35,621            38,180
   Accounts receivable - trade                         30,315            11,738
   Fuel inventory and other current assets              3,113             2,670
                                                    ---------         ---------
        TOTAL CURRENT ASSETS                          115,237            94,257

PROPERTY, PLANT AND EQUIPMENT, AT COST:
   Land                                                 5,010             5,010
   Electric and steam generating facilities           777,356           774,057
                                                    ---------         ---------
                                                      782,366           779,067
   Accumulated depreciation                           (96,604)          (77,046)
                                                    ---------         ---------
                                                      685,762           702,021

DEBT ISSUANCE COSTS                                     7,213             8,197

OTHER ASSETS                                            5,257             6,645
                                                    ---------         ---------

   TOTAL ASSETS                                     $ 813,469         $ 811,120
                                                    =========         =========

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Trade payables                                   $  27,945         $  16,574
   Accrued interest                                       173               173
   Current portion of long-term debt                   19,296            27,411
   Accrued construction costs and retentions                0             1,476
                                                    ---------         ---------
      TOTAL CURRENT LIABILITIES                        47,414            45,634

LONG-TERM DEBT:
   7.90% secured notes due 2002                        63,190            82,486
   8.50% secured bonds due 2007                       150,839           150,839
   9.00% secured bonds due 2013                       408,609           408,609
                                                    ---------         ---------
                                                      622,638           641,934


OTHER LIABILITIES                                       3,607             5,020

COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL                                     139,810           118,532
                                                    ---------         ---------

TOTAL LIABILITIES AND PARTNERS' CAPITAL             $ 813,469         $ 811,120
                                                    =========         =========


                 See notes to consolidated financial statements.

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                     YEARS ENDED DECEMBER 31,
                                                           ---------------------------------------------
                                                             1999              1998              1997
                                                           ---------         ---------         ---------
REVENUE                                                    $ 382,084         $ 313,739         $ 355,432
                                                           ---------         ---------         ---------

COST OF SALES:
   Fuel                                                      242,102           201,016           207,713
   Operations and maintenance                                 48,375            39,487            33,779
   Depreciation                                               19,558            20,071            19,268
                                                           ---------         ---------         ---------
                                                             310,035           260,574           260,760
                                                           ---------         ---------         ---------

OPERATING INCOME                                              72,049            53,165            94,672

NON-OPERATING INCOME (EXPENSES):
   Interest expense                                          (60,044)          (61,943)          (62,369)
   Interest and other income, net                              5,498             6,746             7,026
                                                           ---------         ---------         ---------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE
   IN ACCOUNTING FOR MAJOR OVERHAUL COSTS                     17,503            (2,032)           39,329

Cumulative effect of change in accounting for major
   overhaul costs                                              3,775                 0                 0
                                                           ---------         ---------         ---------

NET INCOME (LOSS)                                          $  21,278         $  (2,032)        $  39,329
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

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                                 (IN THOUSANDS)

                                                                                      TOTAL
                                                  GENERAL          LIMITED          PARTNERS'
                                                  PARTNER          PARTNERS          CAPITAL
                                                 ---------         ---------         ---------
BALANCE, DECEMBER 31, 1996                       $   1,037         $ 122,662         $ 123,699

Net income and total comprehensive income              393            38,936            39,329

Distribution                                          (425)          (42,039)          (42,464)
                                                 ---------         ---------         ---------

BALANCE, DECEMBER 31, 1997                           1,005           119,559           120,564

Net loss and total comprehensive loss                  (20)           (2,012)           (2,032)
                                                 ---------         ---------         ---------

BALANCE, DECEMBER 31, 1998                             985           117,547           118,532

Net income and total comprehenisve income              213            21,065            21,278
                                                 ---------         ---------         ---------

BALANCE, DECEMBER 31, 1999                       $   1,198         $ 138,612         $ 139,810
                                                 =========         =========         =========


                 See notes to consolidated financial statements.

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                               YEARS ENDED DECEMBER 31,
                                                                         ------------------------------------
                                                                           1999          1998          1997
                                                                         --------      --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                     $ 21,278      $ (2,032)     $ 39,329
   Adjustments to reconcile net income (loss) to net cash
        provided by operating activities:
        Depreciation                                                       19,558        20,071        19,268
        Cumulative effect of change in accounting
              for major overhaul costs                                     (3,775)            0             0
        Amortization of deferred financing costs                              984         1,015         1,053
        Changes in operating assets and liabilities:
              Accounts receivable - trade                                 (18,577)       21,646         6,398
              Fuel inventory and other current assets                        (443)         (798)        1,015
              Other assets                                                  1,388        (1,660)       (1,662)
              Trade payables and other current liabilities                 11,371        (4,249)       (3,441)
              Accrued interest payable                                          0            (1)            0
              Other liabilities                                             2,362        (2,822)       (3,840)
                                                                         --------      --------      --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                  34,146        31,170        58,120
                                                                         --------      --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Construction costs                                                   (4,775)       (7,785)      (18,160)
      Restricted funds                                                      1,969        (2,385)       12,705
                                                                         --------      --------      --------
NET CASH USED IN INVESTING ACTIVITIES                                      (2,806)      (10,170)       (5,455)
                                                                         --------      --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on secured notes                                    (27,411)      (18,856)      (10,202)
   Distribution to partners                                                     0             0       (42,464)
                                                                         --------      --------      --------
NET CASH USED IN FINANCING ACTIVITIES                                     (27,411)      (18,856)      (52,666)
                                                                         --------      --------      --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        3,929         2,144            (1)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                              2,147             3             4
                                                                         --------      --------      --------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                 $  6,076      $  2,147      $      3
                                                                         ========      ========      ========

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash payments for interest                                            $ 59,060      $ 60,929      $ 61,316


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

         Sithe Energies is a leader in independent power generation and, at December 31, 1999, fully-owned, had interests in or leased through its subsidiaries, 49 operating power plants in North America, including the Project, having an aggregate average net capacity of 8,074 MW. During the first quarter of 2000, Sithe Energies announced that it had entered into a definitive agreement to sell to Reliant Energy Power Generation, Inc., 21 power plants purchased from GPU Inc. in November 1999 with an aggregate average net capacity of 4,276 MW. Upon the closing of this transaction which is expected in the second quarter of 2000, Sithe Energies will have 28 power plants in operation in North America representing an aggregate average net capacity of approximately 3,798 MW. In addition, at December 31, 1999, Sithe Energies had six projects under advanced development representing approximately 4,230 net MW.

         Sithe Energies is presently privately owned 61.4% by Vivendi, 29.6% by Marubeni Corporation and 9.0% by the Sithe Employee Stock Ownership L.P. and management.


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

         Restricted investments include U.S. treasury notes and other debt securities with maturities of more than three months from the date of their purchase, and are accounted for as trading securities under Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

         Depreciation of electric and steam generating facilities is computed using the straight-line method over the 40-year estimated economic life of the Project.

         Revenue from the sale of electricity and steam is recorded based upon output delivered and capacity provided at the payment rates as specified under contract terms.

         Revenue for 1999 consisted of $382.1 million from sales of electricity and steam with Con Edison, Alcan and Niagara Mohawk accounting for 91%, 6% and 3%, respectively. Revenue for 1998 consisted of $313.7 million from sales of electricity and steam with Con Edison, Alcan and Niagara Mohawk accounting for 94%, 4% and 2%, respectively. Revenue for 1997 consisted of $353.5 million from sales of electricity and steam and $1.9 million from gas sale transactions with Con Edison, Niagara Mohawk and Alcan accounting for 92%, 5% and 3%, respectively.

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

         Consistent with positions expressed by the Securities and Exchange Commission, in 1999, the Partnership changed its method of accounting for major overhaul costs for major equipment not covered by a service agreement (the "Non-covered Units"), whereby the Partnership expenses such costs as incurred. Previously, the Partnership normalized major overhaul costs by establishing maintenance reserves during the operating period prior to the major overhaul. As a result of this change in accounting for major overhaul costs in 1999, the Partnership reversed to income approximately $3.8 million, reported as the cumulative effect of a change in accounting on the consolidated statement of operations, representing the balance of the major overhaul reserve for Non-covered Units as of January 1, 1999.

         Interim results of operations for the first three quarters of 1999 have been restated, giving effect to this change in accounting as if it had occurred on January 1, 1999, as follows (unaudited, in thousands):

                                                              For the quarter ended
                                                         --------------------------------
                                                         March 31,   June 30,     Sept. 30,
                                                           1999       1999         1999
                                                         -------     -------      -------
               AS RESTATED

                  Income (loss) before cumulative
                  effect of change in accounting for
                  major overhaul costs                   $18,637     $  (592)     $ 9,125

                  Cumulative effect of change in
                  accounting for major overhaul
                  costs                                    3,775           0            0
                                                         -------     -------      -------

                  Net income (loss)                      $22,412     $  (592)     $ 9,125
                                                         =======     =======      =======

               AS PREVIOUSLY REPORTED

                  Net income (loss)                      $18,535     $  (694)     $ 9,023
                                                         =======     =======      =======


         Proforma results of operations for 1998 and 1997, assuming the change in accounting for major overhaul costs had been applied retroactively, would have been a net loss of $1.5 million and net income of $39.1 million, respectively.

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


3.   FINANCING

         Financing for the project consisted of a loan to the Partnership by Sithe Funding of the proceeds of its issuance of $717.2 million of notes and bonds (the "Securities") and $60 million of capital contributions by the Partners. Aggregate maturities of the Securities over the next five years are as follows: $19.3 million in 2000, $32.4 million in 2001, $30.8 million in 2002, $28.8 million in 2003 and $31.3 million in 2004. The Securities are guaranteed by the Partnership and secured by substantially all of the assets of the Partnership.

         Under a credit facility obtained by the Partners, one or more letters of credit may be issued in connection with their obligations pursuant to certain Project contracts, and, as of December 31, 1999, letters of credit aggregating $13.5 million were outstanding in connection with such obligations. Also, the Partnership has secured the Project's debt service reserve obligations with a letter of credit in the amount of $50 million. As of December 31, 1999, the Partnership had restricted funds aggregating $75.7 million, including the Project's cumulative cash debt service reserve and major overhaul reserve of $33.0 million and $5.7 million, respectively. In addition, these restricted funds included $24.5 million that was utilized for January 2000 operating expenses, $9.9 million in the Partnership distribution account and the balance reserved for the June 2000 debt service payment. Funds in the Partnership distribution account are available as additional operating

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



and debt service reserves until such time as certain coverage ratios are achieved. To secure the Partnership's obligation to pay any amounts drawn under the debt service letter of credit, the letter of credit provider has been assigned a security interest and lien on all of the collateral in which the holders of the Securities have been assigned a security interest and lien.

         The Partnership is precluded from making distributions to the Partners unless project reserve accounts are funded to specified levels, as discussed above, and unless the required debt service coverage ratio is met. No distribution to the Partners was made in 1999 or 1998 because, although project reserve accounts were funded to the required levels, the required debt service coverage ratio was not met.

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

         The carrying values reflected in the balance sheet at December 31, 1999 and 1998 reasonably approximate the fair values for cash and cash equivalents, restricted investments, trade receivables and construction payables and retentions. In making such assessment, the Partnership utilized credit reviews. The Partnership estimates that the fair value of the Securities at December 31, 1999 and 1998 were $673.4 million and $762.2 million, respectively, based on quoted market prices, which were $31.5 million and $92.9 million higher, respectively, than the historical carrying values of $641.9 million and $669.3 million, respectively.

     DERIVATIVE INSTRUMENTS

         The Financial Accounting Standards Board has issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 requires all derivatives to be recognized as either assets or liabilities on the balance sheet and be measured at fair value.

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Changes in such fair value are required to be recognized in earnings to the extent that the derivatives are not effective as hedges. The provisions of SFAS 133, as amended, are effective for fiscal years beginning after June 15, 2000, and are effective for all quarters beginning after January 1, 2001. Although the Partnership has not used derivatives historically, management has not yet determined what the effect of SFAS No. 133 will be on the results of operations and financial position of the Partnership.


5.   COMMITMENTS AND CONTINGENCIES

        LITIGATION AND CLAIMS

       On March 29, 1995, the Partnership filed a petition with the Federal Energy Regulatory Commission (the "FERC") alleging Niagara Mohawk has been overcharging for the transmission of electricity in violation of the FERC policy by calculating transmission losses on an incremental basis. The Partnership believes that transmission losses should be calculated on an average basis. The Partnership has been recording its transmission expense at the disputed, higher rate. As of December 31, 1999, the Partnership estimates it was owed more than $12.3 million for transmission overcharges. The Partnership requested that the FERC order Niagara Mohawk to recalculate the transmission losses beginning in October 1994, when it began wheeling power from the Project. In September 1996, the FERC issued an order dismissing the Partnership's complaint and requiring Niagara Mohawk to provide the Partnership with information regarding the calculation of transmission losses. In October 1996, the Partnership filed a request for rehearing of the FERC's order which was denied by the FERC. In December 1997, the Partnership filed a petition for review of the FERC orders in the United States Court of Appeals. On January 29, 1999, the Court of Appeals found the FERC had not engaged in reasoned decision-making or reached conclusions supported by the record in the underlying proceeding, and therefore remanded the case to the FERC for further proceedings. The Partnership intends to continue to vigorously pursue this matter.

        GAS SUPPLY

         The Partnership has entered into a 20-year gas supply agreement with Enron Power Services, Inc. ("Enron"), and 20-year transmission services and interconnection agreements for gas transportation with several pipeline companies, each with a term or expected term of at least twenty years from the date of commercial operation. Aggregate minimum commitments under these contracts over the next five years are as follows: $165.4 million in 2000, $164.9 million in 2001, $164.1 million in 2002 and $165.3 million in both 2003 and 2004.

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

         Enron will maintain a notional tracking account to account for differences between the contract price and spot gas prices, except that there will be no such tracking with respect to the Tier I gas during the first five years of the contract. The tracking account would be increased if the then current spot gas price is greater than the contract price and would be decreased if the then current spot gas price is lower than the contract price. The tracking account bears interest at 1% over prime. Enron has been given a security interest in the plant, which is subordinated to payments for secured debt service and certain letter of credit reimbursement obligations, to secure any tracking account balance. As of December 31, 1999, the Partnership estimates that the balance in the tracking account amounted to approximately $171.8 million. If at any time the tracking account balance exceeds 50% of the plant's then fair market value, the Partnership will be required to reduce the tracking balance by paying to Enron the lesser of (a) the amount necessary to reduce the tracking balance to 50% of the plant's fair market value or (b) (i) during years 6 through 15 of the contract, all incremental revenues as defined in the contract and (ii) thereafter 50% of qualifying cash flows also as defined in the contract plus all incremental revenues. If a positive balance exists in the tracking account at the end of the contract term, the Partnership will be required either to pay the balance in the tracking account or to convey to Enron an equity ownership in the plant based on the ratio of the tracking account balance to the facility's fair market value at such time.

         At present, the Partnership's expectation based on its projection of energy and gas prices is that there will not be a positive balance in the tracking account at the end of the contract term and that during the term of the contract it will not be required to make any tracking account balance reduction payments.

        OTHER

         On September 8, 1994, the New York State Public Service Commission (the "PSC") issued a certificate of public convenience and necessity permitting the Partnership to make retail sales of electricity to Alcan and to a containerboard recycling facility then being developed by a partnership of paper industry companies, and invited comment on an appropriate and equitable equalization fee that would be paid by the Partnership to Niagara Mohawk. On September 29, 1994, the PSC issued an order establishing an equalization fee with a present value of $19.6 million, which the Partnership has elected to pay in equal annual amounts of approximately $3 million for ten years, beginning on December 31, 1995. The order establishing the equalization fee also contains provisions for the amount of such fee to be reconsidered if the containerboard facility or a facility of comparable economic development is not developed. Sithe Energies continues to actively pursue facilities of comparable economic development.

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


6.   RELATED PARTY TRANSACTIONS

         The Partnership has entered into an operations and maintenance agreement with Sithe Energies Power Services, Inc. ("Sithe Power Services"), an indirect wholly-owned subsidiary of Sithe Energies, under which Sithe Power Services will provide all operations and maintenance services for the Project for twenty years following the Date of Commercial Operation on a cost reimbursement basis. In addition, the agreement calls for the Partnership to pay Sithe Power Services a $607,754 annual fee, which escalates at 5% per annum, for management and administrative services, provided by Sithe Power Services to the Partnership.