Form 10-Q
period 2000-03-31
SITHE INDEPENDENCE FUNDING CORP
filed 2000-05-15
CIK 899281

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the Quarterly Period Ended March 31, 2000

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the Transition Period From ______________ to ___________________


                         Commission File Number 33-59960
                     SITHE/INDEPENDENCE FUNDING CORPORATION
             (Exact name of registrant as specified in its charter)

             DELAWARE                                 13-3677475
             ---------                                -----------
   (State or other jurisdiction of      (I.R.S. Employer Identification Number)
    incorporation or organization)

   335 MADISON AVENUE, NEW YORK, NY                      10017
   --------------------------------                      -----
(Address of principal executive offices)              (Zip code)

                                 (212)-351-0000
                                 --------------
              (Registrant's telephone number, including area code)


                    SITHE/INDEPENDENCE POWER PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)

             DELAWARE                                 33-0468704
             ---------                                -----------
   (State or other jurisdiction of      (I.R.S. Employer Identification Number)
    incorporation or organization)

   335 MADISON AVENUE, NEW YORK, NY                      10017
   --------------------------------                      -----
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

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                     SITHE/INDEPENDENCE FUNDING CORPORATION



                                                                           Page No.
                                                                           --------
PART I   FINANCIAL INFORMATION

SITHE/INDEPENDENCE POWER PARTNERS, L.P.
(a Delaware Limited Partnership)

Financial Statements:
    Condensed Consolidated Balance Sheets at March 31, 2000 and
       December 31, 1999 (Unaudited).........................................  3
    Condensed Consolidated Statements of Operations for the Three
       Months Ended March 31, 2000 and 1999 (Unaudited)......................  4
    Condensed Consolidated Statement of Partners' Capital for the Three
       Months Ended March 31, 2000 (Unaudited)...............................  5
    Condensed Consolidated Statements of Cash Flows for the Three Months
       Ended March 31, 2000 and 1999 (Unaudited).............................  6
    Notes to Condensed Consolidated Financial Statements
       (Unaudited)...........................................................  7

Management's Discussion and Analysis of Financial Condition
   and Results of Operations.................................................  8

PART II   OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K................................ 10

Signatures   ................................................................ 11


                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                 (IN THOUSANDS)


                                               MARCH 31,   DECEMBER 31,
                                                2000          1999
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                  $   4,675    $   6,076
   Restricted cash and cash equivalents          70,323       40,112
   Restricted investments                        36,070       35,621
   Accounts receivable - trade                   31,239       30,315
   Fuel inventory and other current assets        3,715        3,113
                                              ---------    ---------
        TOTAL CURRENT ASSETS                    146,022      115,237

PROPERTY, PLANT AND EQUIPMENT, AT COST:
   Land                                           5,010        5,010
   Electric and steam generating facilities     777,429      777,356
                                              ---------    ---------
                                                782,439      782,366
   Accumulated depreciation                    (101,603)     (96,604)
                                              ---------    ---------
                                                680,836      685,762

DEBT ISSUANCE COSTS                               6,981        7,213
OTHER ASSETS                                      7,960        5,257
                                              ---------    ---------

   TOTAL ASSETS                               $ 841,799    $ 813,469
                                              =========    =========


LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Trade payables                             $  24,402    $  27,945
   Accrued interest                              14,202          173
   Current portion of long-term debt             19,296       19,296
                                              ---------    ---------
      TOTAL CURRENT LIABILITIES                  57,900       47,414

LONG-TERM DEBT:
   7.90% secured notes due 2002                  63,190       63,190
   8.50% secured bonds due 2007                 150,839      150,839
   9.00% secured bonds due 2013                 408,609      408,609
                                              ---------    ---------
                                                622,638      622,638

OTHER LIABILITIES                                 3,463        3,607

COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL                               157,798      139,810
                                              ---------    ---------

   TOTAL LIABILITIES AND PARTNERS' CAPITAL    $ 841,799    $ 813,469
                                              =========    =========



             See notes to condensed consolidated financial statements.

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                 (IN THOUSANDS)



                                                                         THREE MONTHS
                                                                        ENDED MARCH 31,
                                                                     ----------------------
                                                                        2000        1999
                                                                     ---------    ---------
REVENUE                                                              $  97,106    $ 111,362
                                                                     ---------    ---------

COST OF SALES:
   Fuel                                                                 49,123       62,744
   Operations and maintenance                                           11,028       11,000
   Depreciation                                                          4,999        4,962
                                                                     ---------    ---------
                                                                        65,150       78,706

OPERATING INCOME                                                        31,956       32,656

NON-OPERATING INCOME (EXPENSE):
   Interest expense                                                    (14,391)     (15,132)
   Other income, net                                                       423        1,113
                                                                     ---------    ---------

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING FOR
   MAJOR OVERHAUL COSTS                                                 17,988       18,637

Cumulative effect of change in accounting for major overhaul costs           0        3,775
                                                                     ---------    ---------

NET INCOME                                                           $  17,988    $  22,412
                                                                     =========    =========



             See notes to condensed consolidated financial statements

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

         CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (UNAUDITED)
                                 (IN THOUSANDS)



                                                                   TOTAL
                                            GENERAL     LIMITED   PARTNERS'
                                            PARTNER    PARTNERS    CAPITAL
                                            --------   --------   --------
BALANCE, JANUARY 1, 2000                    $  1,198   $138,612   $139,810

Net income and total comprehensive income        180     17,808     17,988
                                            --------   --------   --------

BALANCE, MARCH 31, 2000                     $  1,378   $156,420   $157,798
                                            ========   ========   ========



                 See notes to condensed consolidated financial statements

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)



                                                                 THREE MONTHS
                                                                ENDED MARCH 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                 $ 17,988    $ 22,412
   Adjustments to reconcile net income to net cash
        provided by operating activities:

              Depreciation                                       4,999       4,962
              Amortization of deferred financing costs             232         251
              Unrealized loss on marketable securities             862           0
              Cumulative effect of change in accounting              0      (3,775)
                   for major overhaul costs
              Changes in operating assets and liabilities:
                    Accounts receivable - trade                   (924)    (26,894)
                    Fuel inventory and other current assets       (602)     (1,222)
                    Other assets                                (2,703)        347
                    Trade payables                              (3,543)     10,359
                    Accrued interest payable                    14,029      14,569
                    Other liabilities                             (144)        763
                                                              --------    --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                       30,194      21,772
                                                              --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                            (73)     (1,097)
   Restricted funds                                            (31,522)    (21,354)
                                                              --------    --------

NET CASH USED IN INVESTING ACTIVITIES                          (31,595)    (22,451)
                                                              --------    --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                       (1,401)       (679)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 6,076       2,147
                                                              --------    --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $  4,675    $  1,468
                                                              ========    ========

SUPPLEMENTAL CASH FLOW INFORMATION
      Cash payments:
      Interest                                                $      0    $      0


              See notes to condensed consolidated financial statements.

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


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


2.  BASIS OF PRESENTATION
         The accompanying consolidated balance sheets at March 31, 2000 and December 31, 1999 and the consolidated statements of operations and cash flows for the three months ended March 31, 2000 and 1999 should be read in conjunction with the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 1999 for the Partnership and its wholly-owned subsidiary, Sithe/Independence Funding Corporation ("Sithe Funding").

         The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year. The unaudited financial information at March 31, 2000 and for the three months ended March 31, 2000 and 1999 contains all adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the financial position and operating results for such periods.

         Consistent with positions expressed by the Securities and Exchange Commission, in 1999, the Partnership changed its method of accounting for major overhaul costs for major equipment not covered by a service agreement (the "Non-covered Units"), whereby the Partnership expenses such costs as incurred. Previously, the Partnership normalized major overhaul costs by establishing maintenance reserves during the operating period prior to the major overhaul. As a result of this change in accounting for major overhaul costs, the Partnership reversed to income approximately $3.8 million, reported as the cumulative effect of a change in accounting on the 1999 consolidated statement of operations, representing the balance of the major overhaul reserve for Non-covered Units as of January 1, 1999. Results of operations for the three months ended March 31, 1999 have been restated, giving effect to this change in accounting as if it had occurred on January 1, 1999.

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of Operations

     Revenue for the first quarter of 2000 of $97.1 million was $14.3 million (13%) lower than in the corresponding period of last year due largely to the scheduled change effective November 1, 1999 in pricing for the second fifteen-year period ("Second Period") of the 40-year Con Edison Energy Purchase Agreement. The decline in revenue was largely offset by a reduction in fuel expense as discussed below. During the Second Period, Con Edison pays a price equal to 93.75% of the Con Edison SC No. 11 Buy Back Energy Rate (the "Energy Rate") plus a fixed monthly capacity charge of $6.7455/kilowatt based on the Project's availability and capacity dedicated to deliveries of electric energy to Con Edison and an operations and maintenance payment of $0.01/kilowatt hour ("kwh") that escalates annually with inflation. Previously, Con Edison paid a price equal to 100% of the Energy Rate plus $0.026/kwh of net generation sold to Con Edison. Effective January 17, 2000, the Energy Rate is the locational based marginal price at Pleasant Valley, New York as determined by the New York Independent System Operator.

     Cost of sales for the first quarter of 2000 of $65.1 million was $13.7 million (17%) lower than in the corresponding period of last year, largely reflecting a $13.6 million decrease in fuel expense resulting from a scheduled contractual change under the Partnership's long term gas supply agreement, effective January 1, 2000, in the method of pricing fuel associated with energy deliveries to Con Edison from fixed prices to lower variable prices based on the prices paid by Con Edison to the Partnership for capacity and electric energy.

     Interest expense for the first quarter of 2000 of $14.4 million was $.7 million (5%) lower than in the corresponding period of last year as a result of lower outstanding amounts of long-term debt.

     For the first quarter of 2000, other income, net of $.4 million consisted of $1.3 million of interest income and $.9 million of unrealized losses on restricted investments held as trading securities. For the first quarter of 1999, other income, net of $1.1 million consisted entirely of interest income.

     Based on temperatures in the region of the Project to date and projects completed in 1999 to increase thermal energy deliveries to Alcan, the Partnership believes that the Project is well positioned from a qualifying facility standpoint in 2000.

LIQUIDITY AND CAPITAL RESOURCES
         Financing for the Project consisted of a loan to the Partnership by Sithe Funding of the proceeds of its issuance of $717.2 million of notes and bonds (the "Securities") and $60 million of capital contributions by the Partners. In addition, under a credit facility obtained by the Partners, one or more letters of credit may be issued in connection with their obligations pursuant to certain Project contracts, and, as of March 31, 2000, letters of credit aggregating $13.6 million were outstanding in connection with such obligations. Also, the Partnership has secured the Project's debt service reserve obligations with a letter of credit in the amount of $50 million. As of March 31, 2000, the Partnership had restricted funds and investments aggregating $106.4 million, including the Project's cumulative cash debt service reserve and major overhaul reserve of $33.0 million and $5.7 million, respectively. In addition, these restricted funds included $17.0 million that was utilized for April 2000 operating expenses, $9.9 million in the Partnership distribution account and the balance reserved for the June 2000 debt service payment. Funds in the Partnership distribution account are available as additional operating and debt service reserves until such time as certain coverage ratios are achieved. To secure the Partnership's obligation to pay any amounts drawn under the debt service letter of credit, the letter of credit provider has been assigned a security interest and lien on all of the collateral in which the holders of the Securities have been assigned a security interest and lien.

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


QUANTITATIVE  AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         The Partnership has investments in financial instruments subject to interest rate risk consisting of $70.3 million of restricted cash and cash equivalents and $36.1 million of restricted investments. In the case of restricted cash and cash equivalents, due to the short duration of these financial instruments a 10% immediate change in interest rates would not have a material effect on the Partnership's financial condition. In the case of restricted investments, the resulting potential decrease in fair value from a 10% immediate change in interest rates would be approximately $.5 million.

         The Partnership's outstanding long-term debt at March 31, 2000 bears interest at fixed rates and therefore the Partnership's results of operations would not be affected by changes in interest rates as they apply to borrowings.

                          PART II -- OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits:


         EXHIBIT NO.                    DESCRIPTION OF EXHIBIT
         -----------                    ----------------------
            27----           Article 5 Financial Data Schedule of
                             Sithe/Independence Power Partners, L.P. for the
                             quarter ended March 31, 2000.


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


                                  SITHE/INDEPENDENCE FUNDING CORPORATION
                                  --------------------------------------
                                  (REGISTRANT)


May 15, 2000                      /s/ RICHARD J. CRONIN III
                                  --------------------------------------
                                  RICHARD J. CRONIN III
                                  CHIEF FINANCIAL OFFICER AND
                                   SENIOR VICE PRESIDENT
                                  (PRINCIPAL FINANCIAL AND
                                   ACCOUNTING OFFICER)


Pursuant to the requirements of the Securities Exchange Act of 1934, the co-registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                                  ---------------------------------------
                                  (REGISTRANT)

                                  By: SITHE/INDEPENDENCE, INC.
                                      GENERAL PARTNER

May 15, 2000                          /s/ RICHARD J. CRONIN III
                                      ------------------------------------
                                      RICHARD J. CRONIN III
                                      CHIEF FINANCIAL OFFICER AND
                                       SENIOR VICE PRESIDENT
                                      (PRINCIPAL FINANCIAL AND
                                       ACCOUNTING OFFICER)