Form 10-Q
period 2000-06-30
SITHE INDEPENDENCE FUNDING CORP; SITHE INDEPENDENCE POWER PARTNERS LP
filed 2000-08-14
CIK 899281, 899322

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and
    Exchange Act of 1934
    For the Quarterly Period Ended June 30, 2000
/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
    For the Transition Period From ______________ to _____________

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

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                     SITHE/INDEPENDENCE FUNDING CORPORATION


                                                                                 PAGE NO.
PART I   FINANCIAL INFORMATION

SITHE/INDEPENDENCE POWER PARTNERS, L.P.
(a Delaware Limited Partnership)

Financial Statements:
    Condensed Consolidated Balance Sheets at June 30, 2000 and
       December 31, 1999 (Unaudited)..............................................  3
    Condensed Consolidated Statements of Operations for the Three and Six
       Months Ended June 30, 2000 and 1999 (Unaudited)............................  4
    Condensed Consolidated Statement of Partners' Capital for the Six
       Months Ended June 30, 2000 (Unaudited).....................................  5
    Condensed Consolidated Statements of Cash Flows for the Six Months
       Ended June 30, 2000 and 1999 (Unaudited)...................................  6
    Notes to Condensed Consolidated Financial Statements (Unaudited)..............  7

Management's Discussion and Analysis of Financial Condition
   and Results of Operations.....................................................  10

PART II   OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K....................................  13

Signatures   ....................................................................  14

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                 (IN THOUSANDS)


                                                  JUNE 30,      DECEMBER 31,
                                                   2000            1999
                                                ----------     ------------

ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                    $   2,982      $   6,076
   Restricted cash and cash equivalents            38,352         40,112
   Restricted investments                          29,088         35,621
   Accounts receivable - trade                     42,152         30,315
   Fuel inventory and other current assets          2,596          3,113
                                                ---------      ---------
        TOTAL CURRENT ASSETS                      115,170        115,237

PROPERTY, PLANT AND EQUIPMENT, AT COST:
   Land                                             5,010          5,010
   Electric and steam generating facilities       777,429        777,356
                                                ---------      ---------
                                                  782,439        782,366
   Accumulated depreciation                      (106,603)       (96,604)
                                                ---------      ---------
                                                  675,836        685,762


DEBT ISSUANCE COSTS                                 6,749          7,213
OTHER ASSETS                                        7,614          5,257
                                                ---------      ---------

   TOTAL ASSETS                                 $ 805,369      $ 813,469
                                                =========      =========


LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Trade payables                               $  28,006      $  27,945
   Accrued interest                                   156            173
   Current portion of long-term debt               25,864         19,296
                                                ---------      ---------
      TOTAL CURRENT LIABILITIES                    54,026         47,414

LONG-TERM DEBT:
   7.90% secured notes due 2002                    46,974         63,190
   8.50% secured bonds due 2007                   150,839        150,839
   9.00% secured bonds due 2013                   408,609        408,609
                                                ---------      ---------
                                                  606,422        622,638

OTHER LIABILITIES                                   3,966          3,607

COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL                                 140,955        139,810
                                                ---------      ---------

   TOTAL LIABILITIES AND PARTNERS' CAPITAL      $ 805,369      $ 813,469
                                                =========      =========






            See notes to condensed consolidated financial statements.

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                THREE MONTHS                SIX MONTHS
                                                                               ENDED JUNE 30,              ENDED JUNE 30,
                                                                       ------------------------      ------------------------
                                                                          2000           1999           2000           1999
                                                                       ---------      ---------      ---------      ---------

REVENUE                                                                $  96,080      $  89,439      $ 193,186      $ 200,801
                                                                       ---------      ---------      ---------      ---------

COST OF SALES:
   Fuel                                                                   51,688         59,476        100,811        122,220
   Operations and maintenance                                             11,718         11,851         22,746         22,851
   Depreciation                                                            5,000          4,968          9,999          9,930
                                                                       ---------      ---------      ---------      ---------
                                                                          68,406         76,295        133,556        155,001
                                                                       ---------      ---------      ---------      ---------

OPERATING INCOME                                                          27,674         13,144         59,630         45,800

NON-OPERATING INCOME (EXPENSE):
   Interest expense                                                      (14,803)       (15,165)       (29,194)       (30,297)
   Other income, net                                                       1,921          1,429          2,344          2,542
                                                                       ---------      ---------      ---------      ---------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING FOR MAJOR OVERHAUL COSTS                                    14,792           (592)        32,780         18,045

Cumulative effect of change in accounting for major overhaul costs            --             --             --          3,775
                                                                       ---------      ---------      ---------      ---------

NET INCOME (LOSS)                                                      $  14,792      $    (592)     $  32,780      $  21,820
                                                                       =========      =========      =========      =========
























            See notes to condensed consolidated financial statements.

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

        CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (UNAUDITED)
                                 (IN THOUSANDS)



                                                                              TOTAL
                                               GENERAL        LIMITED        PARTNERS'
                                               PARTNER        PARTNERS       CAPITAL
                                              ----------     ---------      ----------


BALANCE, JANUARY 1, 2000                      $   1,198      $ 138,612      $ 139,810

Net income and total comprehensive income           328         32,452         32,780

Distribution                                       (316)       (31,319)       (31,635)
                                              ---------      ---------      ---------

BALANCE, JUNE 30, 2000                        $   1,210      $ 139,745      $ 140,955
                                              =========      =========      =========































            See notes to condensed consolidated financial statements.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)


                                                                      SIX MONTHS
                                                                     ENDED JUNE 30,
                                                                -----------------------
                                                                  2000          1999
                                                                --------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                   $ 32,780      $ 21,820
   Adjustments to reconcile net income to net cash
        provided by operating activities:
              Depreciation                                         9,999         9,930
              Amortization of deferred financing costs               464           501
              Unrealized loss on marketable securities               607            --
              Cumulative effect of change in accounting
                   for major overhaul costs                           --        (3,775)
              Changes in operating assets and liabilities:
                    Accounts receivable - trade                  (11,837)      (22,623)
                    Fuel inventory and other current assets          517        (1,258)
                    Other assets                                  (2,357)          694
                    Trade payables                                    61        10,876
                    Accrued interest payable                         (17)            1
                    Other liabilities                                359           948
                                                                --------      --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                         30,576        17,114
                                                                --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                              (73)       (2,787)
   Restricted funds                                                7,686        (1,773)
                                                                --------      --------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                7,613        (4,560)
                                                                --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on long-term debt                           (9,648)      (13,706)
   Distribution                                                  (31,635)           --
                                                                --------      --------

NET CASH USED IN FINANCING ACTIVITIES                            (41,283)      (13,706)
                                                                --------      --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                         (3,094)       (1,152)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   6,076         2,147
                                                                --------      --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $  2,982      $    995
                                                                ========      ========

SUPPLEMENTAL CASH FLOW INFORMATION
  Cash payments:
      Interest                                                  $ 28,747      $ 30,296







            See notes to condensed consolidated financial statements.

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. THE PARTNERSHIP
      Sithe/Independence Power Partners, L.P. (the "Partnership"), in which Sithe Energies, Inc. and certain of its direct and indirect wholly-owned subsidiaries (the "Partners") hold all the partnership interests, is a Delaware limited partnership that was formed in November 1990 for a term of 50 years to develop, construct and own a gas-fired cogeneration facility with a design capacity of approximately 1,000 megawatts ("MW") (the "Project") located in the Town of Scriba, County of Oswego, New York. The Project commenced commercial operation for financial reporting purposes on December 29, 1994. The majority of the capacity and electric energy generated by the Project is currently being sold to Consolidated Edison Company of New York, Inc. ("Con Edison") and Alcan Aluminum Corporation ("Alcan") with the remainder of the electric energy being sold to Niagara Mohawk Power Corporation. As discussed in Note 3, effective September 1, 2000, while the majority of the capacity generated by the Project will continue to be sold to Con Edison, the majority of the electric energy generated by the Project will be sold into the electric energy markets administered by the New York Independent System Operator, Inc. (the "ISO Administered Markets").

2. BASIS OF PRESENTATION
      The accompanying consolidated balance sheets at June 30, 2000 and December 31, 1999 and the consolidated statements of operations for the three and six months ended June 30, 2000 and 1999 and cash flows for the six months ended June 30, 2000 and 1999 should be read in conjunction with the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 1999 for the Partnership and its wholly-owned subsidiary, Sithe/Independence Funding Corporation ("Sithe Funding").

      The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year. The unaudited financial information at June 30, 2000 and for the three and six months ended June 30, 2000 and 1999 contains all adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the financial position and operating results for such periods.

      Since the commencement of the ISO Administered markets in November 1999, revenue is being recorded net of payments made to the New York Independent Systems Operator for transmission losses.

      Consistent with positions expressed by the Securities and Exchange Commission (the "SEC"), in 1999, the Partnership changed its method of accounting for major overhaul costs for major equipment not covered by a service agreement (the "Non-covered Units"), whereby the Partnership expenses such costs as incurred. Previously, the Partnership normalized major overhaul costs by establishing maintenance reserves during the operating period prior to the major overhaul. As a result of this change in accounting for major overhaul costs, the Partnership reversed to income approximately $3.8 million, reported as the cumulative effect of a change in accounting on the 1999 consolidated statement of operations, representing the balance of the major overhaul reserve for Non-covered Units as of January 1, 1999. Results of operations for the six months ended June 30, 1999 have been restated, giving effect to this change in accounting as if it had occurred on January 1, 1999.

3. AMENDMENT TO CON EDISON ENERGY PURCHASE AGREEMENT

       Pursuant to the Amended and Restated Energy Purchase Agreement dated as of September 1, 2000 between the Partnership and Con Edison, ("the Amended EPA"), Con Edison is obligated to purchase 740 MW of the Project's capacity through October 31, 2014. The Partnership has the right to supply the capacity from sources other than the Project so long as such capacity satisfies applicable New York State installed capacity requirements.
Effective September 1, 2000, Con Edison will no longer be obligated to purchase from the Partnership and the Partnership will no longer be obligated to sell to Con Edison any of the electrical energy produced by the Project. The Amended EPA also eliminates any obligation that the Project remain a qualifying facility ("QF") under federal law.

      Effective September 1, 2000, the monthly capacity payment will be equal to the sum of (1) $4,748,174 per month plus (2) $5,500,000 per month escalating with inflation. The monthly capacity payment is reduced by an amount equal to 6.25% of the applicable locational based marginal price in the ISO Administered Markets for energy delivered at the Pleasant Valley bus for all hours of such month multiplied by the relevant monthly quantity of megawatt hours set forth on a schedule to the Amended EPA. The monthly capacity payments are also subject to adjustment in the event that the amount of installed capacity provided to Con Edison is less than 740 MW. The Partnership has also agreed to make certain subordinated payments to Con Edison during the term of the Amended EPA.

      Prior to the execution of the Amended EPA, and assuming an Equivalent Availability Ratio each month of at least 93.6%, the Partnership would have been entitled to a monthly capacity payment equal to $6.7455 per kilowatt per month ("KW") for 740,000 KW or $59,900,040 per year minus the refund for curtailment of $2,921,953 per year resulting in a net monthly capacity payment of $4,748,174. Prior to the execution of Amended EPA, the Partnership would also have been entitled to a payment for operation and maintenance at a price equal to $0.01/kilowatt-hour ("kwh") during calendar year 2000 escalating thereafter with inflation for the first 6.6 billion kwh delivered in each annual period or $66,000,000, resulting in a net monthly payment for operation and maintenance of $5,500,000 escalating with inflation. Prior to the execution of the Amended EPA, the Partnership would have been entitled to energy payments at a price equal to 93.75% of Con Edison's avoided energy costs (which are determined by reference to the locational based marginal price in the ISO Administered Markets for energy at the Pleasant Valley bus). Finally, prior to the execution of the Amended EPA, the contract term was for 40 years, through October 31, 2034.

      Under the Amended EPA, the monthly capacity payment, the refund for curtailment, the payment for operation and maintenance and the discount on energy that would have been applicable prior to the execution of the Amended EPA are all incorporated directly into the monthly capacity payment as described above. Since the Partnership is also free to sell the energy generated by the Project into the ISO Administered Markets at 100% of the applicable locational based marginal price for energy, the Partnership believes that the Amended EPA will not result in a material change in the Partnership's revenues from the sale of capacity and energy. The Partnership also believes that the amount of the subordinated payments to Con Edison under the Amended EPA are more than offset by the elimination of the Project's obligation to remain a QF under federal law, the elimination of Con Edison's curtailment rights and the Project's increased operating flexibility.

4. RECENT ACCOUNTING PRONOUNCEMENTS
      In December 1999, the SEC issued Staff Accounting Bulletin No. 101, Revenue Recognition in the Financial Statements ("SAB 101"). The bulletin addresses the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues and must be implemented no later than the fourth quarter of fiscal years beginning after December 15, 1999. The Partnership will implement SAB 101 during the fourth quarter of fiscal 2000 and the Partnership has determined that the implementation of SAB 101 will not have any impact on the results of operations or financial position of the Partnership.

      The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires all derivatives to be recognized as either assets or liabilities on the balance sheet and be measured at fair value. Changes in such fair value are required to be recognized in earnings to the extent that the derivatives are not effective as hedges. The provisions of SFAS 133, as amended, are effective for all quarters beginning after January 1, 2001. Although the Partnership has not used derivatives historically, management has not yet determined what the effect of SFAS No. 133 will be on the results of operations and financial position of the Partnership.

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS
      Revenue for the second quarter of 2000 of $96.1 million was $6.6 million (7%) higher than in the corresponding period of last year due to higher energy rates ($14.8 million), partly offset by lower electric generation ($8.2 million) reflecting a scheduled Spring major overhaul outage and an unplanned generator outage during the period. For the first half, the higher second-quarter energy rates slightly more than offset the effects of the scheduled change in pricing under the Con Edison Energy Purchase Agreement (the "Energy Purchase Agreement") that took effect on November 1, 1999, as discussed below, with the $7.6 million (4%) decline in revenue to $193.2 million attributable primarily to the outage-related lower generation mentioned above.

      During the second fifteen-year period ("Second Period") of the 40-year Energy Purchase Agreement which commenced on November 1, 1999, Con Edison presently pays a price equal to 93.75% of the Con Edison SC No. 11 Buy Back Energy Rate (the "Energy Rate") plus a fixed monthly amount of approximately $0.018/kwh consisting of a monthly capacity charge of $6.7455/kilowatt based on the Project's availability and capacity dedicated to deliveries of electric energy to Con Edison and an operations and maintenance payment of $0.01/kilowatt hour ("kwh") that escalates annually with inflation. Previously, Con Edison paid a price equal to 100% of the Energy Rate plus $0.026/kwh of net generation sold to Con Edison. Effective January 17, 2000, the Energy Rate is the locational based marginal price at Pleasant Valley, New York as determined by the New York Independent System Operator. See Note 3 of the Notes to Condensed Consolidated Financial Statements for information concerning an amendment to the Energy Purchase Agreement that becomes effective September 1, 2000.

      Cost of sales for the second quarter and first half of 2000 of $68.4 million and $133.6 million, respectively, was $7.9 million (10%) and $21.4 million (14%), respectively, lower than in the corresponding periods of last year, largely due to a decrease in fuel expense resulting from a scheduled contractual change under the Partnership's long-term gas supply agreement, effective January 1, 2000, in the method of pricing fuel associated with energy deliveries to Con Edison from fixed prices to lower variable prices based on the prices paid by Con Edison to the Partnership for capacity and electric energy.

      Interest expense for the second quarter and first half of 2000 of $14.8 million and $29.2 million, respectively, was $.4 million (2%) and $1.1 million (4%), respectively, lower than in the corresponding periods of last year as a result of lower outstanding amounts of long-term debt.

      For the second quarter and first half of 2000, other income, net of $1.9 million and $2.3 million, respectively, consisted of interest income of $1.7 million and $3.0 million, respectively, and unrealized gains on restricted investments of $.3 million in the second quarter of 2000 and unrealized losses on restricted investments of $.6 million in the first half of 2000. Other income, net for the corresponding periods of 1999 consisted entirely of interest income.

      Based on temperatures in the region of the Project to date and projects completed in 1999 to increase thermal energy deliveries to Alcan, the Partnership believes that the Project is well positioned from a qualifying facility standpoint in 2000.


LIQUIDITY AND CAPITAL RESOURCES
      Financing for the Project consisted of a loan to the Partnership by Sithe Funding of the proceeds of its issuance of $717.2 million of notes and bonds (the "Securities") and $60 million of capital contributions by the Partners. In addition, under a credit facility obtained by the Partners, one or more letters of credit may be issued in connection with their obligations pursuant to certain Project contracts, and, as of June 30, 2000, letters of credit aggregating $13.5 million were outstanding in connection with such obligations. Also, the Partnership has secured the Project's debt service reserve obligations with a letter of credit in the amount of $50 million. As of June 30, 2000, the Partnership had restricted funds and investments aggregating $67.5 million, including the Project's cumulative cash debt service reserve and major overhaul reserve of $33.0 million and $6.0 million, respectively. In addition, these restricted funds included $22.0 million that was utilized for July 2000 operating expenses, $.6 million in the Partnership distribution account and the balance reserved for the December 2000 debt service payment. Funds in the Partnership distribution account are available as additional operating and debt service reserves until such time as certain coverage ratios are achieved. To secure the Partnership's obligation to pay any amounts drawn under the debt service letter of credit, the letter of credit provider has been assigned a security interest and lien on all of the collateral in which the holders of the Securities have been assigned a security interest and lien.

      The Partnership is precluded from making distributions to Partners unless project reserve accounts are funded to specified levels and unless the required debt service coverage ratio is met. All requirements for making a distribution were met and as a result, on June 16, 2000, the Partnership made a distribution to its Partners in the amount of $31.6 million.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      The Partnership has investments in financial instruments subject to interest rate risk consisting of $38.4 million of restricted cash and cash equivalents and $29.1 million of restricted investments. In the case of restricted cash and cash equivalents, due to the short duration of these financial instruments a 10% immediate change in interest rates would not have a material effect on the Partnership's financial condition. In the case of restricted investments, the resulting potential decrease in fair value from a 10% immediate change in interest rates would be approximately $.3 million.

      The Partnership's outstanding long-term debt at June 30, 2000 bears interest at fixed rates and therefore the Partnership's results of operations would not be affected by changes in interest rates as they apply to borrowings.

                         PART II -- OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits:
            Exhibit No.             Description of Exhibit
            -----------             ----------------------

              27 ---- Article 5 Financial Data Schedule of Sithe/Independence Power Partners, L.P. for the quarter ended June 30, 2000.

              10 ---- Amended and Restated Energy Purchase Agreement by and between Sithe/Independence Power Partners, L.P. and Consolidated Edison Company of New York, Inc. dated as of September 1, 2000.

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

                                      Sithe/Independence Funding Corporation
                                      --------------------------------------
                                      (REGISTRANT)

August 14, 2000                       /s/ Thomas M. Boehlert
                                      ------------------------------
                                      THOMAS M. BOEHLERT
                                      CHIEF FINANCIAL OFFICER AND
                                        SENIOR VICE PRESIDENT
                                      (PRINCIPAL FINANCIAL AND
                                        ACCOUNTING OFFICER)



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

                                      Sithe/Independence Power Partners, L.P.
                                      ---------------------------------------
                                      (REGISTRANT)

                                      By: Sithe/Independence, Inc.
                                          ------------------------
                                          GENERAL PARTNER

August 14, 2000                           /s/ Thomas M. Boehlert
                                          ------------------------
                                          THOMAS M. BOEHLERT
                                          CHIEF FINANCIAL OFFICER AND
                                             SENIOR VICE PRESIDENT
                                          (PRINCIPAL FINANCIAL AND
                                             ACCOUNTING OFFICER)