Form 10-Q
period 2000-09-30
SITHE INDEPENDENCE FUNDING CORP; SITHE INDEPENDENCE POWER PARTNERS LP
filed 2000-11-14
CIK 899281, 899322

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and
         Exchange Act of 1934 For the Quarterly Period Ended September 30, 2000
     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 For the Transition Period From ______________ to
         _____________

                         Commission File Number 33-59960
                     SITHE/INDEPENDENCE FUNDING CORPORATION
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                 13-3677475
         (State or other jurisdiction of               (I.R.S. Employer
          incorporation or organization)             Identification Number)

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
            (State or other jurisdiction of              (I.R.S. Employer
            incorporation or organization)             Identification Number)

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


                                                                                                  PAGE NO.
PART I   FINANCIAL INFORMATION

SITHE/INDEPENDENCE POWER PARTNERS, L.P.
(a Delaware Limited Partnership)

Financial Statements:
     Condensed Consolidated Balance Sheets as of September 30, 2000 (Unaudited)
        and December 31, 1999.......................................................................  3
     Condensed Consolidated Statements of Operations for the Three and Nine
        Months Ended September 30, 2000 and 1999 (Unaudited)........................................  4
     Condensed Consolidated Statement of Partners' Capital for the Nine
        Months Ended September 30, 2000 (Unaudited).................................................  5
     Condensed Consolidated Statements of Cash Flows for the Nine Months
        Ended September 30, 2000 and 1999 (Unaudited)...............................................  6
     Notes to Condensed Consolidated Financial Statements  (Unaudited)..............................  7

Management's Discussion and Analysis of Financial Condition
    and Results of Operations.....................................................................   10

PART II   OTHER INFORMATION

Item 6.         Exhibits and Reports on Form 8-K...................................................  12

Signatures      ...................................................................................  13


                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                 (UNAUDITED)
                                                                                 SEPTEMBER 30,              DECEMBER 31,
                                                                                    2000                      1999
                                                                                --------------           ---------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                    $       2,294             $       6,076
   Restricted cash and cash equivalents                                                90,988                    40,112
   Restricted investments                                                              29,199                    35,621
   Accounts receivable - trade                                                         39,181                    30,315
   Fuel inventory and other current assets                                              8,251                     3,113
                                                                                --------------            --------------
        TOTAL CURRENT ASSETS                                                          169,913                   115,237

PROPERTY, PLANT AND EQUIPMENT, AT COST:
   Land                                                                                 5,010                     5,010
   Electric and steam generating facilities                                           777,434                   777,356
                                                                                --------------            --------------
                                                                                      782,444                   782,366
   Accumulated depreciation                                                          (111,603)                  (96,604)
                                                                                --------------            --------------
                                                                                      670,841                   685,762


DEBT ISSUANCE COSTS                                                                     6,523                     7,213
OTHER ASSETS                                                                           10,542                     5,257
                                                                                --------------            --------------

   TOTAL ASSETS                                                                 $     857,819             $     813,469
                                                                                ==============            ==============


LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Trade payables                                                               $      28,630             $      27,945
   Accrued interest                                                                    14,011                       173
   Current portion of long-term debt                                                   25,864                    19,296
                                                                                --------------            --------------
      TOTAL CURRENT LIABILITIES                                                        68,505                    47,414

LONG-TERM DEBT:
   7.90% secured notes due 2002                                                        46,974                    63,190
   8.50% secured bonds due 2007                                                       150,839                   150,839
   9.00% secured bonds due 2013                                                       408,609                   408,609
                                                                                --------------            --------------
                                                                                      606,422                   622,638

OTHER LIABILITIES                                                                       5,879                     3,607

COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL                                                                     177,013                   139,810
                                                                                --------------            --------------

   TOTAL LIABILITIES AND PARTNERS' CAPITAL                                      $     857,819             $     813,469
                                                                                ==============            ==============

                   See notes to condensed consolidated financial statements

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                 (IN THOUSANDS)



                                                                       THREE MONTHS                    NINE MONTHS
                                                                     ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                                           -------------------------------    -----------------------------
                                                                2000             1999              2000            1999
                                                           -------------   ---------------    -------------  --------------
REVENUE                                                     $   121,816     $     99,565      $    315,002    $    300,366
                                                            -----------     ------------      ------------    ------------

COST OF SALES:
   Fuel                                                          57,087           60,171           157,898         182,391
   Operations and maintenance                                    10,987           11,968            33,733          34,819
   Depreciation                                                   5,000            5,035            14,999          14,965
                                                            -----------     ------------      ------------    ------------
                                                                 73,074           77,174           206,630         232,175
                                                            -----------     ------------      ------------    ------------

OPERATING INCOME                                                 48,742           22,391           108,372          68,191

NON-OPERATING INCOME (EXPENSE):
   Interest expense                                             (14,323)         (14,843)          (43,517)        (45,140)
   Other income, net                                              1,639            1,577             3,983           4,119
                                                            -----------     ------------      ------------    ------------

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING FOR MAJOR OVERHAUL COSTS                           36,058            9,125            68,838          27,170

Cumulative effect of change in accounting for major
   overhaul costs                                                     0                0                 0           3,775
                                                            -----------     ------------      ------------    ------------

NET INCOME                                                  $    36,058     $      9,125      $     68,838    $     30,945
                                                            ===========     ============      ============    ============

                   See notes to condensed consolidated financial statements

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

        CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                                                            Total
                                                                          General                Limited                  Partners'
                                                                          Partner                Partners                  Capital
                                                                       ---------------          -----------           -------------

BALANCE, JANUARY 1, 2000                                                $    1,198               $ 138,612             $   139,810

Net income and total comprehensive income                                      688                  68,150                  68,838

Distribution to Partners                                                      (316)                (31,319)                (31,635)
                                                                        ----------               ---------             -----------
BALANCE, SEPTEMBER 30, 2000                                             $    1,570               $ 175,443             $   177,013
                                                                        ==========               =========             ===========






            See notes to condensed consolidated financial statements

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                                 NINE MONTHS
                                                                                               ENDED SEPTEMBER 30,
                                                                                         -------------------------------
                                                                                           2000                1999
                                                                                         -----------         -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                           $     68,838         $     30,945
   Adjustments to reconcile net income to net cash
        provided by operating activities:
              Depreciation                                                                    14,999               14,565
              Amortization of deferred financing costs                                           690                  742
              Unrealized loss on marketable securities                                           421                    0
              Cumulative effect of change in accounting
                   for major overhaul costs                                                        0               (3,775)
              Changes in operating assets and liabilities:
                    Accounts receivable - trade                                               (8,866)             (17,367)
                    Fuel inventory and other current assets                                   (5,138)               1,041
                    Other assets                                                              (5,285)              (2,731)
                    Trade payables                                                               685                7,148
                    Accrued interest payable                                                  13,838               14,299
                    Other liabilities                                                          2,272                2,602
                                                                                       --------------       --------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                     82,454               47,469
                                                                                       --------------       --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                          (78)              (3,504)
   Restricted funds                                                                          (44,875)             (29,596)
                                                                                       --------------       --------------

NET CASH USED IN INVESTING ACTIVITIES                                                        (44,953)             (33,100)
                                                                                       --------------       --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on long-term debt                                                       (9,648)             (13,706)
   Distribution to Partners                                                                  (31,635)                   0
                                                                                       --------------       --------------

NET CASH USED IN FINANCING ACTIVITIES                                                        (41,283)             (13,706)
                                                                                       --------------       --------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                          (3,782)                 663

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                               6,076                2,147
                                                                                       --------------       --------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $      2,294         $      2,810
                                                                                       ==============       ==============

SUPPLEMENTAL CASH FLOW INFORMATION
      Cash payments:
      Interest                                                                          $     28,989         $     30,841



            See notes to condensed consolidated financial statements

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.   THE PARTNERSHIP
         Sithe/Independence Power Partners, L.P. (the "Partnership"), in which Sithe Energies, Inc. and certain of its direct and indirect wholly-owned subsidiaries (the "Partners") hold all the partnership interests, is a Delaware limited partnership that was formed in November 1990 for a term of 50 years to develop, construct and own a gas-fired cogeneration facility with a design capacity of approximately 1,000 megawatts ("MW") (the "Project") located in the Town of Scriba, County of Oswego, New York. The Project commenced commercial operation for financial reporting purposes on December 29, 1994. For the first eight months of 2000, the majority of the capacity and electric energy generated by the Project was sold to Consolidated Edison Company of New York, Inc. ("Con Edison") and Alcan Aluminum Corporation ("Alcan") with the remainder of the electric energy sold to Niagara Mohawk Power Corporation. As discussed in Note 3, effective September 1, 2000, while the majority of the capacity generated by the Project continues to be sold to Con Edison, the majority of the electric energy generated by the Project is being sold into the electric energy markets administered by the New York Independent System Operator, Inc. (the "ISO Administered Markets").


2.   BASIS OF PRESENTATION
         The accompanying condensed consolidated balance sheets at September 30, 2000 and December 31, 1999 and the condensed consolidated statements of operations for the three and nine months ended September 30, 2000 and 1999 and cash flows for the nine months ended September 30, 2000 and 1999 should be read in conjunction with the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 1999 for the Partnership and its wholly-owned subsidiary, Sithe/Independence Funding Corporation ("Sithe Funding").

         The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year. The unaudited financial information at September 30, 2000 and for the three and nine months ended September 30, 2000 and 1999 contains all adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the financial position and operating results for such periods.

         Since the commencement of the ISO Administered Markets in November 1999, revenue is recorded net of payments made by the Partnership to the New York Independent System Operator for transmission losses.

         Consistent with positions expressed by the Securities and Exchange Commission (the "SEC"), in 1999, the Partnership changed its method of accounting for major overhaul costs for major equipment not covered by a service agreement (the "Non-covered Units"), whereby the Partnership expenses such costs as incurred. Previously, the Partnership normalized major overhaul costs by establishing maintenance reserves during the operating period prior to the major overhaul. As a result of this change in accounting for major overhaul costs, the Partnership reversed to income approximately $3.8 million, reported as the cumulative effect of a change in accounting on the 1999 consolidated statement of operations, representing the balance of the major overhaul reserve for Non-covered Units as of January 1, 1999. Results of operations for the nine months ended September 30, 1999 have been restated, giving effect to this change in accounting as if it had occurred on January 1, 1999.


3.       AMENDMENT TO CON EDISON ENERGY PURCHASE AGREEMENT
         Pursuant to the Amended and Restated Energy Purchase Agreement dated as of September 1, 2000 between the Partnership and Con Edison ("the Amended EPA"), Con Edison is obligated to purchase 740 MW of the Project's capacity through October 31, 2014. The Partnership has the right to supply the capacity from sources other than the Project so long as such capacity satisfies applicable New York State installed capacity requirements. Effective September 1, 2000, Con Edison is no longer obligated to purchase from the Partnership and the Partnership is no longer obligated to sell to Con Edison any of the electrical energy produced by the Project, and all of the electrical energy from the Project, except for the portion being sold to Alcan, is being sold into the ISO Administered Markets. The Amended EPA also eliminated any obligation that the Project remain a qualifying facility ("QF") under federal law.

         Effective September 1, 2000, the monthly capacity payment received by the Partnership is equal to the sum of (1) $4,748,174 per month plus (2) $5,500,000 per month escalating with inflation. The monthly capacity payment is reduced by an amount equal to 6.25% of the applicable locational based marginal price in the ISO Administered Markets for energy delivered at the Pleasant Valley bus for all hours of such month multiplied by the relevant monthly quantity of megawatt hours set forth on a schedule to the Amended EPA. The monthly capacity payments are also subject to adjustment in the event that the amount of installed capacity provided to Con Edison is less than 740 MW. The Partnership has also agreed to make certain payments to Con Edison during the term of the Amended EPA which are subordinated to the notes and bonds issued by Sithe Funding.

         Prior to the execution of the Amended EPA, the contract term was for 40 years, through October 31, 2034 and assuming an equivalent availability ratio each month of at least 93.6%, the Partnership was entitled to (a) a monthly capacity payment equal to $6.7455 per kilowatt per month ("KW") for 740,000 KW or $59,900,040 per year minus the refund for curtailment of $2,921,953 per year resulting in a net monthly capacity payment of $4,748,174, (b) a payment for operation and maintenance at a price equal to $0.01/kilowatt-hour ("kwh") during calendar year 2000 escalating thereafter with inflation for the first 6.6 billion kwh delivered in each annual period or $66,000,000, resulting in a net monthly payment for operation and maintenance of $5,500,000 escalating with inflation and (c) energy payments at a price equal to 93.75% of Con Edison's avoided energy costs (which effective January 17, 2000 was determined by reference to the locational based marginal price in the ISO Administered Markets for energy at the Pleasant Valley bus).

         Under the Amended EPA, the monthly capacity payment, the refund for curtailment, the payment for operation and maintenance and the discount on energy that were applicable prior to the execution of the Amended EPA are all incorporated directly into the monthly capacity payment as described above. Since the Partnership is also free to sell the energy generated by the Project into the ISO Administered Markets at 100% of the applicable locational based marginal price for energy, the Partnership believes that the Amended EPA will not result in a material change in the Partnership's revenues from the sale of capacity and energy. The Partnership also believes that the amount of the subordinated payments to Con Edison under the Amended EPA are more than offset by the elimination of the Project's obligation to remain a QF under federal law, the elimination of Con Edison's curtailment rights and the Project's increased operating flexibility.

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

         The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires all derivatives to be recognized as either assets or liabilities on the balance sheet and be measured at fair value. Changes in such fair value are required to be recognized in earnings to the extent that the derivatives are not effective as hedges. The provisions of SFAS 133, as amended, are effective for all quarters beginning January 1, 2001. Management is currently evaluating what impact the adoption of SFAS No. 133 will have on the Partnership's results of operations and financial position. The Partnership has not used derivatives historically and as such, the adoption of SFAS No. 133 is not expected to have a material impact on the Partnership's results of operations and financial position.

5. COMMITMENTS AND CONTINGENCIES
         Reference is made to Note 5 of the Partnership's audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 1999 for information concerning the Partnership's method of recognizing fuel expense and the maintenance of the notional tracking account under the Partnership's 20-year gas supply agreement with Enron Power Services, Inc. ("Enron"). The tracking account accounts for differences between the contract price and spot gas prices and Enron has been given a subordinated, security interest in the plant to secure any tracking balance. Because of the significant spike in spot gas prices during the first nine months of 2000, which more than offset the effects of the higher electrical energy prices received by the Partnership during such period and upon which contract gas prices are based, the tracking account balance increased during the period by $71.7 million to approximately $243.3 million as of September 30, 2000.

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS
         Revenue for the third quarter of 2000 of $121.8 million was $22.3 million (22%) higher than in the corresponding period of last year due primarily to higher energy rates received since January 17, 2000 when pricing for the majority of the Project's electrical energy began to be based on locational based marginal prices as determined by the New York Independent Systems Operator. Revenue for the nine months ended September 30, 2000 of $315.0 million was $14.6 million (5%) higher than in the corresponding period of last year due to higher energy rates partially offset by lower electric generation due to a scheduled Spring major overhaul outage and an unplanned generator outage which occurred during the second quarter of 2000. See Note 3 of the Notes to Condensed Consolidated Financial Statements for information concerning an amendment to the Con Edison Energy Purchase Agreement that became effective on September 1, 2000.

         Cost of sales for the third quarter and nine months ended of $73.1 million and $206.6 million, respectively, was $4.1 million (5%) and $25.5 million (11%), respectively, lower than in the corresponding period of last year, largely due to a decrease in fuel expense resulting from a scheduled contractual change under the Partnership's long-term gas supply agreement, effective January 1, 2000, in the method of pricing fuel associated with energy deliveries to Con Edison and the ISO Administered Markets from fixed prices to lower variable prices based on the prices paid by Con Edison and the ISO Administered Markets to the Partnership for capacity and electric energy.

         Interest expense for the third quarter and nine months ended September 30, 2000 of $14.3 million and $43.5 million, respectively, was $.5 million (4%) and $1.6 million (4%), respectively, lower than in the corresponding periods of last year as a result of lower outstanding amounts of long-term debt.

         For the third quarter and nine months ended September 30, 2000, other income, net of $1.6 million and $4.0 million, respectively, consisted of interest income of $1.5 million and $4.5 million, respectively, and unrealized gains on restricted investments of $.1 million in the third quarter of 2000 and unrealized losses on restricted investments of $.5 million in the first nine months of 2000. Other income, net for the corresponding periods of 1999 consisted entirely of interest income.


LIQUIDITY AND CAPITAL RESOURCES
         Financing for the Project consisted of a loan to the Partnership by Sithe Funding of the proceeds of its issuance of $717.2 million of notes and bonds (the "Securities") and $60 million of capital contributions by the Partners. In addition, under a credit facility obtained by the Partners, one or more letters of credit may be issued in connection with their obligations pursuant to certain Project contracts, and, as of September 30, 2000, letters of credit aggregating $13.5 million were outstanding in connection with such obligations. Also, the Partnership has secured the Project's debt service reserve obligations with a letter of credit in the amount of $50 million. As of September 30, 2000, the Partnership had restricted funds and investments aggregating $120.2 million, including the Project's cumulative cash debt service reserve and major overhaul reserve of $33.0 million and $6.0 million, respectively. In addition, these restricted funds included $25.5 million that was utilized for October 2000 operating expenses, $.6 million in the Partnership distribution account and the balance reserved for the December 2000 debt service payment. Funds in the Partnership distribution account are available as additional operating and debt service reserves until such time as certain coverage ratios are achieved. To secure the Partnership's obligation to pay any amounts drawn under the debt service letter of credit, the letter of credit provider has been assigned a security interest and lien on all of the collateral in which the holders of the Securities have been assigned a security interest and lien.

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


QUANTITATIVE  AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         The Partnership has investments in financial instruments subject to interest rate risk consisting of $91.0 million of restricted cash and cash equivalents and $29.2 million of restricted investments. In the case of restricted cash and cash equivalents, due to the short duration of these financial instruments, a 10% immediate change in interest rates would not have a material effect on the Partnership's financial condition. In the case of restricted investments, the resulting potential decrease in fair value from a 10% immediate change in interest rates would be approximately $.3 million.

         The Partnership's outstanding long-term debt at September 30, 2000 bears interest at fixed rates and therefore the Partnership's results of operations would not be affected by changes in interest rates as they apply to borrowings.

                          PART II -- OTHER INFORMATION



ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

      (a)    Exhibits:
                EXHIBIT NO.                 DESCRIPTION OF EXHIBIT

                  27 ---- Article 5 Financial Data Schedule of Sithe/Independence Power Partners, L.P. for the quarter ended September 30, 2000.

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

                                        SITHE/INDEPENDENCE FUNDING CORPORATION
                                        (REGISTRANT)

November 14, 2000                       /S/ THOMAS M. BOEHLERT
                                        --------------------------------------
                                        THOMAS M. BOEHLERT
                                        CHIEF FINANCIAL OFFICER AND
                                          SENIOR VICE PRESIDENT
                                        (PRINCIPAL FINANCIAL AND
                                          ACCOUNTING OFFICER)



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

                                        SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                                        (REGISTRANT)

                                        By:   SITHE/INDEPENDENCE, INC.
                                              GENERAL PARTNER

November 14, 2000                             /S/ THOMAS M. BOEHLERT
                                              -----------------------
                                              THOMAS M. BOEHLERT
                                              CHIEF FINANCIAL OFFICER AND
                                                SENIOR VICE PRESIDENT
                                              (PRINCIPAL FINANCIAL AND
                                                ACCOUNTING OFFICER)