Form 10-K
period 2000-12-31
SITHE INDEPENDENCE FUNDING CORP; SITHE INDEPENDENCE POWER PARTNERS LP
filed 2001-04-02
CIK 899281, 899322

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

    FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 1$(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities and
    Exchange Act of 1934

    For the fiscal year ended December 31, 2000

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the transition period from ________________ to ________________

                         Commission File Number 33-59960

                     SITHE/INDEPENDENCE FUNDING CORPORATION
             (Exact name of registrant as specified in its charter)

          DELAWARE                                    13-3677475
- -------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

   335 MADISON AVENUE, NEW YORK, NY                     10017
- ----------------------------------------              ----------
(Address of principal executive offices)              (Zip code)


       Registrant's telephone number, including area code: (212) 351- 0000

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                    33-0468704
- -------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

   335 MADISON AVENUE, NEW YORK, NY                     10017
- ----------------------------------------              ----------
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or I5(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

================================================================================

                     SITHE/INDEPENDENCE FUNDING CORPORATION
                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2000


                                     PART 1                                                          PAGE
                                     ------                                                          ----
ITEMS 1, 2 AND 3.     Business, Properties and Legal Proceedings                                        3

ITEM 4.               Submission of Matters to a Vote of Security Holders                              13


                                     PART II
                                     -------

ITEM 5.               Market for the Registrant's Common Equity and
                         Related Stockholder Matters (Not applicable)                                  --

ITEM 6.               Selected Financial Data                                                          14

ITEM 7.               Management's Discussion and Analysis of Financial
                         Condition and Results of Operations                                           15

ITEM 7A.              Quantitative and Qualitative Disclosures About Market Risk                       17

ITEM 8.               Financial Statements and Supplementary Data                                      18

ITEM 9.               Changes in and Disagreements with Accountants on
                         Accounting and Financial Disclosure                                           18


                                    PART III
                                    --------

ITEM 10.              Directors and Executive Officers of the Registrants                              18

ITEM 11.              Executive Compensation                                                           20

ITEM 12.              Security Ownership of Certain Beneficial Owners and
                         Management                                                                    20

ITEM 13.              Certain Relationships and Related Transactions                                   21


                                     PART IV
                                     -------

ITEM 14.              Exhibits, Financial Statement Schedules and Reports on Form 8-K                  21

                      Signatures                                                                       26

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

         The General Partner is an indirect wholly-owned subsidiary of Sithe Energies, Inc. ("Sithe Energies"). The limited partners of the Partnership are Sithe Energies and certain of its direct and indirect wholly-own subsidiaries (the "Limited Partners"). The General Partner and Limited Partners are referred to herein as the "Partners". Sithe Energies is a leader in independent power generation and, at December 31, 2000, fully-owned, had interests in or leased through its subsidiaries, 28 operating power plants in North America, including the Project, having an aggregate average net capacity of 3,768 MW. In addition, at December 31, 2000, Sithe Energies had five projects under advanced development representing approximately 3,340 net MW and four projects under construction representing approximately 2,630 net MW.

         As of December 31, 2000, Sithe Energies was privately owned 49.9% by Exelon Fossil Holdings, Inc. ("Exelon"), a wholly owned subsidiary of Exelon Corporation, 34.2% by Vivendi Universal, SA ("Vivendi"), 14.9% by Marubeni Corporation and 1.0% by management.

         Sithe Energies owns, directly or indirectly, 100% of the partnership interests in the Partnership. The following chart sets forth the organizational structure of the Partners in the Partnership and of the other affiliates of Sithe Energies involved with the Partnership.

                                   Sithe Energies, Inc.
- -------------------------------------(Limited Partner)
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
|    Mitex, Inc.             Sithe/Independence, Inc.   Sithe Energies Power
|  (Limited Partner)            (General Partner)           Services, Inc.
|          |           |             |                        (Operator)
|          |           |             |
|          |           |             |
45%        10%         44%           1%
|          |           |             |
- ----------------The Partnership------
                      |
                      |
                    100%
              Sithe/Independence
              Funding Corporation

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

         The Securities are not guaranteed by or otherwise obligations of Sithe Energies, Exelon, Vivendi or Marubeni or any affiliate of Sithe Energies, Exelon, Vivendi or Marubeni other than Sithe Funding and the Partnership.


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

         Prior to September 1, 2000, the majority of the capacity and electric energy generated by the Project was sold to Consolidated Edison Company of New York, Inc. ("Con Edison") and Alcan with the remainder of the electric energy sold to Niagara Mohawk Power Corporation ("Niagara Mohawk"). Effective September 1, 2000, while the majority of the capacity of the Project continues to be sold to Con Edison, the majority of the electric energy generated by the Project is being sold into the electric energy markets administered by the New York Independent System Operator, Inc. (the "ISO Administered Markets" or the "NYISO") with the remainder continuing to be sold to Niagara Mohawk and Alcan. The electric energy sold to Con Edison was transported by Niagara Mohawk through Niagara Mohawk's electric transmission system. Thermal energy generated by the Project is sold to Alcan. Natural gas supplies to fuel the Project are provided by Enron Power Services, Inc. ("Enron Power Services"), an indirect wholly-owned subsidiary of Enron Corp., and are transported to the Project by seven separate pipeline companies. Each of the principal contracts entered into by the Partnership has a term of 20 years or longer from the date the Project was placed into commercial operation.

         For the uncommitted portion of the capacity, the Project may, from time to time, enter into short or long-term capacity sales to Con Edison, Niagara Mohawk, the ISO Administered Markets or others, subject to certain restrictions set forth in the Trust Indenture dated as of January 1, 1993 and entered into by Sithe Funding, the Partnership and IBJ Schroder Bank & Trust Company (the "Indenture").

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

         The Operator has agreed to operate the Project, to provide all operations and maintenance services necessary or advisable in order to efficiently operate and maintain the Project, and to be liable for all expenses relating to operating, maintaining and managing the Project. The Partnership pays the Operator an annual management fee of $638,142, escalating at 5% per annum, and reimburses the Operator on a monthly basis for all direct and indirect necessary costs and expenses reasonably incurred by the Operator in fulfilling its obligations under the Operations and Maintenance Agreement.


SALE OF CAPACITY AND ELECTRICITY

          Prior to September 1, 2000, the majority of the capacity and electric energy generated by the Project was sold to Con Edison and Alcan with the remainder of the electric energy sold to Niagara Mohawk. Effective September 1, 2000, while the majority of the capacity of the Project continues to be sold to Con Edison, the majority of the electric energy generated by the Project is being sold into the ISO Administered Markets with the remainder continuing to be sold to Niagara Mohawk and Alcan.

     CON EDISON

         Pursuant to the Amended and Restated Energy Purchase Agreement dated as of September 1, 2000 between the Partnership and Con Edison ("the Amended EPA"), Con Edison is obligated to purchase 740 MW of the Project's capacity through October 31, 2014. The Partnership has the right to supply the capacity from sources other than the Project so long as such capacity satisfies applicable New York State installed capacity requirements. Effective September 1, 2000, Con Edison is no longer obligated to purchase from the Partnership and the Partnership is no longer obligated to sell to Con Edison any of the electrical energy produced by the Project, and all of the electrical energy from the Project, except for the portion being sold to Alcan, is being sold to Niagara Mohawk and into the ISO Administered Markets. The Amended EPA also eliminated any obligation that the Project remain a Qualifying Facility under federal law.

         Effective September 1, 2000, the monthly capacity payment received by the Partnership is equal to the sum of (1) $4,748,174 per month plus (2) $5,500,000 per month escalating with inflation. The monthly capacity payment is reduced by an amount equal to 6.25% of the applicable locational based marginal price in the ISO Administered Markets for energy delivered at the Pleasant Valley, New York bus for all hours of such month multiplied by the relevant monthly quantity of megawatt hours set forth on a schedule to the Amended EPA. The monthly capacity payments are also subject to adjustment in the event that the amount of installed capacity provided to Con Edison is less than 740 MW. The Partnership has also agreed to make certain payments (the "Subordinated Payments") to Con Edison during the term of the Amended EPA which are subordinated to the notes and bonds issued by Sithe Funding. Under the Amended EPA, the monthly capacity payment, the refund for curtailment, the payment for operation and maintenance and the discount on energy that were applicable prior to the execution of the Amended EPA are all incorporated directly into the monthly capacity payment as described above.

         Since the Partnership is also free to sell the energy generated by the Project into the ISO Administered Markets at 100% of the applicable locational based marginal price for energy, the Partnership believes that the Amended EPA will not result in a material change in the Partnership's revenues from the sale of capacity and energy. The Partnership also believes that the amount of the subordinated payments to Con Edison under the Amended EPA are more than offset by the elimination of the costs related to the Project's obligation to remain a QF under federal law, the elimination of Con Edison's curtailment rights and the Project's increased operating flexibility.

         Prior to the execution of the Amended EPA, the contract term with Con Edison was for 40 years through October 31, 2034 and Con Edison was obligated to purchase 740 MW of the Project's capacity and all of the electrical energy to be derived therefrom up to a maximum in any hour produced by the Project at a temperature-adjusted summer dependable maximum net capacity ("Summer DMNC") level of 740 MW plus two percent. During the first five years of the operation of the Project (the "First Period"), Con Edison was obligated to pay for the first 6.6 billion kilowatt-hours ("KWH") of electricity delivered to Con Edison in any Annual Period at a price equal to the sum of (a) 100% of Actual Con Edison Avoided Energy Costs and (b) $0.026/KWH. For each KWH in excess of 6.6 billion KWH in any Annual Period, Con Edison was obligated to pay a price equal to 93.75% of Actual Con Edison Avoided Energy Costs. The payments for electricity during the remainder of the contract were equal to 93.75% of Actual Con Edison Avoided Energy Costs in years six through 20 of the contract term (the "Second Period"), which began on November 1, 1999 (which effective January 17, 2000 is determined by reference to the locational based marginal price in the ISO Administered markets for energy at the point where the Project's energy was delivered to Con Edison prior to the Amended EPA (the "Pleasant Valley bus")) and 88.75% of Actual Con Edison Avoided Energy Costs in years 21 through 40 of the contract term. In addition to payments for electricity delivered to Con
Edison during the Second Period, Con Edison was obligated to make monthly capacity payments in an amount equal to the product of (a) the Summer DMNC of the Dedicated Plant applicable to such month, (b) the Equivalent Availability Ratio applicable to such month and (c) a fixed capacity charge equal to $6.7455/kilowatt ("KW"). During the Second Period, Con Edison was also obligated to make payments for operation and maintenance at a price equal to $0.01/KWH during calendar year 2000 escalating on the first day of each calendar year thereafter during the remainder of the Second Period with the index contained in the Con Edison EPA.

         On March 9, 1999, Sithe Energies (on behalf of the Partnership), Con Edison and the staff of the New York State Department of Public Service entered into a settlement agreement concerning the future method for determining Actual Con Edison Avoided Energy Costs, which was approved by the New York State Public Service Commission (the "PSC") on March 31, 1999 (the "Settlement"). Under the Settlement, the parties agreed, among other things, to transition to market-based energy buy-back rates within sixty days after the establishment and commencement of the ISO Administered Markets in New York State, on November 17, 1999. Under the Settlement which took effect on January 17, 2000, the Actual Con Edison Avoided Energy Costs are based on the locational based marginal price in the ISO Administered markets for energy at the Pleasant Valley bus.

     NIAGARA MOHAWK

         Under the Niagara Mohawk Power Purchase Agreement (the "NIMO PPA"), Niagara Mohawk will purchase all of the electricity delivered to Niagara Mohawk by the Project, up to a maximum of three million megawatthours ("MWH") of electricity in any calendar year (provided the Project does not deliver electricity at a rate in excess of 300 MW in any hourly period, or such greater amount as may be accepted by Niagara Mohawk). The NIMO PPA has a term of 20 years from January 15, 1995, the date on which the Partnership commenced deliveries of commercial quantities of electricity to Niagara Mohawk on a continuous basis. Niagara Mohawk will purchase electricity at its "energy only" rate, which is determined by the real time price at the Independence bus in the ISO Administered Market. Niagara Mohawk has no right of first refusal for any additional electricity or capacity to be sold by the Partnership.

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

         Pursuant to the Transmission Services Agreement, Niagara Mohawk has agreed to provide transmission services from the Project to the point of interconnection between Niagara Mohawk's transmission system and Con Edison's transmission system (the "Con Edison Interconnection") for a period of 20 years from the Date of Commercial Operation. The agreement specifies that Niagara Mohawk will be obligated to transmit up to 853 MW of electricity to the Con Edison Interconnection, subject to interruption if required to meet the demands of its retail customers, its current wholesale customers and its obligations to the NYISO. To the extent that Niagara Mohawk has excess capacity on its transmission system, it has agreed to accommodate the Project's additional transmission requirements above 853 MW. Since the commencement of the ISO Administered markets in November 1999 and up to September 1, 2000, the NYISO had charged the Partnership for transmission losses associated with the transmission of electricity through the interconnection facilities to the NYISO. This charge, which was recorded as a reduction of revenue in the Partnership's statement of operations through September 1, 2000, was calculated based on the NYISO's determination of the marginal loss component of the locational-based marginal price. Effective September 1, 2000 with the consummation of the Amended EPA, all the electric energy generated by the Project is sold at the point where the Project delivers energy to the NYISO (the "Independence bus") and as a result, the Partnership no longer incurs a charge for transmission losses.

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

         Prior to commencement of the ISO Administered Markets, Niagara Mohawk was charging the Partnership for transmission losses and on March 29, 1995, the Partnership filed a petition with the FERC alleging that Niagara Mohawk had overcharged the Partnership for the transmission of electricity in violation of the FERC policy by calculating transmission losses on an incremental basis. The Partnership believes that transmission losses should have been calculated on an average basis. The Partnership had been recording its transmission expense at the disputed, higher rate. As of December 31, 2000, the Partnership estimates it was owed more than $12.3 million for these transmission overcharges. The Partnership requested that the FERC order Niagara Mohawk to recalculate the transmission losses beginning in October 1994, when it began wheeling power from the Project. In September 1996, the FERC issued an order dismissing the Partnership's complaint and requiring Niagara Mohawk to provide the Partnership with information regarding the calculation of transmission losses. In October 1996, the Partnership filed a request for rehearing of the FERC's order, which was denied by the FERC. In December 1997, the Partnership filed a petition for review of the FERC orders in the United States Court of Appeals. On January 29, 1999, the Court of Appeals found the FERC had not engaged in reasoned decision-making or reached conclusions supported by the record in the underlying proceeding, and therefore remanded the case to the FERC for further proceedings. On February 23, 2001, the Partnership entered into a partial settlement agreement (the "PSA") with Niagara Mohawk whereby Niagara Mohawk will pay the Partnership $2.3 million representing partial settlement of claims for transmission loss overcharges during the period of July 2, 1999 to November 17, 1999. The terms of the PSA also stipulate that the Interconnection Agreement be amended to provide that the currently effective firm transmission rate will be fixed at $1.76 KW per month for the period commencing on July 2, 1999 and ending December 31, 2004. The PSA does not address the claims made for transmission loss overcharges for the periods prior to July 2, 1999 and for November 18, 1999 to August 31, 2000 which will be settled by the FERC upon review of the petition described above. The PSA is currently being reviewed by the FERC and becomes binding on the parties to the PSA upon the FERC's approval.

        The PSA noted above also has a provision for the partial settlement of a previous complaint that Niagara Mohawk overcharged the Partnership for construction costs related to the construction and upgrade of Niagara Mohawk's transmission system (the "Interconnection Facilities") located at the Project. The original complaint filed with the FERC by the Partnership sought reimbursement of approximately $63.0 million for overcharges on construction and upgrades made to the Interconnection Facilities for the purpose of connecting the Project to the Interconnection Facilities. The terms of the PSA require Niagara Mohawk to pay the Partnership $15.1 million (representing the full fair-market value) to purchase a portion of the Interconnection Facilities from the Partnership. A provision of this PSA also requires approval by the FERC which is still pending.

GAS SUPPLY AGREEMENT

         Natural gas for the Project is supplied by Enron Power Services pursuant to the Gas Supply Agreement (the "Gas Supply Agreement") between Enron Power Services and the Partnership. The Gas Supply Agreement provides that, for a period of 20 years following the Date of Commercial Operation, Enron Power Services is obligated to deliver to the Partnership up to a maximum of 192,291 million Btus ("MMBtus") of natural gas per day, which represents the Project's daily fuel requirement when operating at design conditions. The Partnership is obligated to purchase a sufficient amount of natural gas each month so that its daily average for the month is at least 159,600 MMBtus and the Partnership is obligated to purchase a sufficient amount of natural gas each year so that its daily average for the year is at least 173,061 MMBtus of natural gas. During the First Period, which ended on December 31, 2000, the price paid by the Partnership for 116,000 MMBtus of natural gas per day (the "Tier I" gas) was fixed on an increasing-rate basis as specified in the Gas Supply Agreement. During the remainder of the term of the Gas Supply Agreement, the price of Tier I gas will fluctuate based on Actual Con Edison Avoided Energy Costs (which, effective January 17, 2000 is determined by reference to the locational based marginal price in the ISO Administered Markets for energy at the Pleasant Valley bus), as well as the price paid by Con Edison to the Project for capacity. The remaining 76,291 MMBtus of gas per day will be priced in relation to Niagara Mohawk's "energy only" electric rate which is determined by the real time price at the Independence bus in the ISO Administered Market.

         Enron Power Services maintains a notional tracking account to account for differences between the contract price and spot gas prices, except that there was no such tracking with respect to the Tier I gas during the first five years of the Gas Supply Agreement, which ended on December 31, 2000. The tracking account is increased if the then current spot gas price is greater than the contract price and is decreased if the then current spot gas price is lower than the contract price. The tracking account bears interest at 1% over prime. Enron Power Services has been given a security interest in the plant, which is subordinated to payments for the Securities and certain letter of credit reimbursement obligations, to secure any tracking account balance. If at any time the tracking account balance exceeds 50% of the plant's then fair market value, the Partnership will be required to reduce the tracking account balance by paying to Enron Power Services the lesser of (a) the amount necessary to reduce the tracking balance to 50% of the plant's fair market value or (b) (i) during years 6 through 15 of the Gas Supply Agreement, all incremental revenues as defined in the Gas Supply Agreement and (ii) thereafter 50% of qualifying cash flows as defined in the Gas Supply Agreement plus all incremental revenues. If a positive balance exists in the tracking account at the end of the contract term, the Partnership will be required to either pay the balance in the tracking account or to convey to Enron Power Services an equity ownership in the Project based on the ratio of the tracking account balance to the plant's fair market value at such time.


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


COMPETITION

         Many organizations, including equipment manufacturers and subsidiaries of utilities and contractors, as well as other organizations similar to Sithe Energies, have entered the cogeneration and the unregulated wholesale generation markets. In addition, a number of states, including New York, have moved toward deregulating the electric power markets with the creation of regional market power pools. The NYISO commenced operation in November 1999. It is not possible to predict what, if any, impact that the deregulated energy market will have on the Partnership's future financial position and results of operations.


BUSINESS

GENERAL

         The Partnership's sole business is the ownership of the Project. The Partnership has long-term contracts to sell capacity to Con Edison, energy to Alcan and Niagara Mohawk and thermal energy to Alcan. Effective September 1, 2000, the majority of the electric energy produced by the Project is being sold into the ISO Administered Market. The Project is located on an approximately 293-acre site, located in the Town of Scriba, County of Oswego, New York, approximately two miles northeast of Oswego, New York. The site is bounded on the north by Lake Ontario. Alcan owns and operates a facility adjacent to the site for the production of rolled aluminum stock which is used principally in the production of beverage containers.


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

         As of December 31, 2000, the Operator employed 45 individuals in connection with the Project.


LEGAL PROCEEDINGS

         Other than the Partnership's petition to the FERC for transmission loss overcharges not covered by the pending PSA by and between the Partnership and Niagara Mohawk, neither Sithe Funding or the Partnership is a party to any legal proceedings.


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

         FPA. Under the FPA, the FERC has exclusive rate-making jurisdiction over wholesale sales of electricity and transmission in interstate commerce. These rates may be based on a cost of service approach or may be determined through competitive bidding or negotiation. If the Project were to lose its Qualifying Facility status, the rates set forth the NIMO PPA would have to be filed with the FERC and would be subject to review by the FERC under the FPA.

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

         The FERC's authority under the FPA to require electric utilities to provide transmission service to Qualifying Facilities and other wholesale electricity producers has been significantly expanded by the Policy Act. Pursuant to the Policy Act, the Partnership may apply to the FERC for an order requiring a utility to provide transmission services. The FERC may issue such an order provided that the reliability of the affected electric systems would not be unreasonably impaired. The Policy Act may enhance the Partnership's ability to obtain transmission access necessary to sell electric energy or capacity to purchasers other than Con Edison, the ISO Administered Markets or Niagara Mohawk. However, there is no assurance that the rates for such transmission service would be economical for the Partnership. The Policy Act may also result in greater competition among wholesale electric energy producers.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the security holders of the Partnership during the fourth quarter of 2000.

                                     PART II


ITEM 6.    SELECTED FINANCIAL DATA

         The selected consolidated financial data presented below for, and at the end of, each of the years in the five-year period ended December 31, 2000 are derived from the Partnership's audited consolidated financial statements and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 on page 15.

                                                                            YEARS ENDED DECEMBER 31,
                                                 ------------------------------------------------------------------
                                                  2000         1999             1998             1997            1996
                                                  ----         ----             ----             ----            ----
                                                                            (in thousands)
STATEMENT OF OPERATIONS DATA
Revenue                                         $440,735      $382,084        $313,739         $355,432        $379,024
Operating income                                 156,936        72,049          53,165           94,672         120,211
Non-operating income and (expense):
     Interest expense                            (58,016)      (60,044)        (61,943)         (62,369)        (63,441)
     Interest and other income, net                6,195         5,498           6,746            7,026           4,187
Income (loss) before cumulative
     effect of change in accounting
     for major overhaul costs                    105,115        17,503          (2,032)          39,329          60,957
Cumulative effect of change in account-
     ing for major overhaul costs                    ---         3,775             ---              ---             ---
Net income (loss)                                105,115        21,278          (2,032)          39,329          60,957


                                                                                 DECEMBER 31,
                                                 -----------------------------------------------------------------------
                                                   2000         1999            1998             1997          1996
                                                   ----         ----            ----             ----          ----
                                                                            (in thousands)
BALANCE SHEET DATA
Property, plant and equipment, net              $665,774      $685,762        $702,021         $713,274        $723,188
Total assets                                     824,259       813,469         811,120          838,047         867,471
Long-term debt                                   590,207       622,638         641,934          669,345         688,201
Partners' capital                                163,494       139,810         118,532          120,564         123,699

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - 2000, 1999 AND 1998

         Revenue for 2000 increased from 1999 by $58.7 million (15%) due primarily to higher energy rates received during 2000 ($47.9 million) and the sales of installed capacity and ancillary services ($5.8 million) to the NYISO. Effective January 17, 2000, the majority of the Project's electrical energy began to be based on locational based marginal prices as determined by the NYISO which resulted in a 12.4% increase in average rates received for sales of energy during 2000. These factors resulted in a $22.1 million increase in accounts receivable at December 31, 2000 from December 31, 1999.

         Cost of sales for 2000 decreased from 1999 by $26.2 million (8%) due largely to a decrease in fuel expense resulting from a scheduled contractual change effective January 1, 2000 in the Partnership's long-term gas supply agreement. Under the change, the method of pricing fuel associated with energy deliveries to Con Edison and the ISO Administered Markets switched from fixed prices to lower variable prices based on the prices paid by Con Edison and the ISO Administered Markets to the Partnership for capacity and electric energy.

         Revenue for 1999 increased from 1998 by $68.3 million (22%) due to higher net generation ($61.2 million) and higher energy rates ($7.1 million). Unusually warm winter weather experienced in the region of the project during 1998 (the average temperature for the year was 3.96(degree)F, or 7.7%, above the historical average and the warmest in the last 103 years) required the Project to curtail 1998 electricity generation to ensure that the Project's ratio of thermal energy deliveries to total energy deliveries was at the level required to maintain the Project's QF status. No such weather-related curtailments occurred during 1999. As a result of projects completed in 1999 for the purpose of increasing thermal energy deliveries to Alcan, the Partnership believes that it will be able to maintain the Project's QF status without curtailing future electricity generation even if 1998 type weather patterns were to reoccur.

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

         Interest expense for 2000 and 1999 decreased by $2.0 million (3%) and $1.9 million (3%) from 1999 and 1998, respectively, as the result of lower outstanding amounts of long-term debt.


LIQUIDITY AND CAPITAL RESOURCES

         Financing for the Project consisted of a loan to the Partnership by Sithe Funding of the proceeds of its issuance of $717.2 million of notes and bonds and $60 million of capital contributions by the Partners. In addition, under a credit facility obtained by the Partners, one or more letters of credit may be issued in connection with their obligations pursuant to certain Project contracts, and, as of December 31, 2000, letters of credit aggregating $13.5 million were outstanding in connection with such obligations. Also, the Partnership has secured the Project's debt service reserve obligations with a letter of credit in the amount of $50 million. As of December 31, 2000, the Partnership had restricted funds and investments aggregating $76.5 million, including the Project's cumulative cash debt service reserve and major overhaul reserve of $33.0 million and $6.0 million, respectively. In addition, these restricted funds included $28.5 million that was utilized for January 2001 operating expenses, and the balance reserved for the June 2001 debt service payment. To secure the Partnership's obligation to pay any amounts drawn under the debt service letter of credit, the letter of credit provider has been assigned a security interest and lien on all of the collateral in which the holders of the Securities have been assigned a security interest and lien.

         The Partnership is precluded from making distributions to Partners unless project reserve accounts are funded to specified levels, the required debt service coverage ratio is met and the Partnership's obligation to pay the Subordinated Payments to Con Edison under the Amended EPA, which amount to $6.4 million in 2001, $5.0 million in 2002 and 2003 and $2.4 million through October 31, 2004, are satisfied. During 2000 all conditions for making a distribution were met and as a result, the Partnership made distributions to its Partners in the amount of $83.0 million.


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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Partnership has investments in financial instruments subject to interest rate risk consisting of $52.3 million of restricted cash and cash equivalents and $24.2 million of restricted investments. In the case of restricted cash and cash equivalents, due to the short duration of these financial instruments, a 10% immediate change in interest rates would not have a material effect on the Partnership's financial condition. In the case of restricted investments, the resulting potential decrease in fair value from a 10% immediate change in interest rates would be approximately $.2 million.

         The Partnership's outstanding long-term debt at December 31, 2000 bears interest at fixed rates and therefore the Partnership's results of operations would not be affected by changes in interest rates as they apply to borrowings.

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

         All management functions of the Partnership are the responsibility of the General Partner.

         The following table sets forth certain information with respect to directors and executive officers of Sithe Funding and the General Partner:

         NAME                               AGE               POSITION
         ----                               ---               --------
         William Kriegel                    55                Chairman of the Board, Chief
                                                                Executive Officer, President and
                                                                Director
         Thomas E. Boehlert                 41                Chief Financial Officer, Senior
                                                                Vice President and Director
         Richard J. Cronin III              54                Director
         Ralph J. Grutsch                   68                Executive Vice President for Operations
         Sandra J. Manilla                  49                Treasurer and Vice President
         Hyun Park                          39                Secretary

         William Kriegel founded Sithe Energies in 1984 and has been Chairman of the Board, President and Chief Executive Officer of Sithe Energies since that time. Mr. Kriegel also serves in such capacities for each of the Limited Partners and the Operator. Mr. Kriegel also serves as the Chief Executive Officer of K Road Ventures, a newly established internet business to business energy company in which Sithe Energies owns a 33 1/3% interest. Mr. Kriegel also serves as the Chairman of the Board of Vivendi North America Holdings which has significant investments in water, energy and waste management including a majority stake in Aqua Alliance, a publicly traded entity specializing in the operation, maintenance, engineering and design of municipal water and waste water systems. Mr. Kriegel is also the Chairman of the Board of Aqua Alliance. Mr. Kriegel is also a co-founder of the National Independent Energy Producers (the "NIEP"), a Washington, D.C. based entity established to represent the independent power producing industry and has chaired the NIEP's Clean Air Task Force. Prior to coming to the United States in 1984, Mr. Kriegel co-founded an unaffiliated French energy company that within three years of its formation in 1980 became France's largest privately-owned company engaged in the development of small hydroelectric projects. In 1978, he co-founded S.I.I.F., S.A., an unaffiliated company specializing in the purchase and rehabilitation of residential buildings and historical properties in France.

         Thomas Boehlert has been Chief Financial Officer and Senior Vice President of Sithe Energies since June 2000. Mr. Boehlert also serves in such capacities for each of the Limited Partners and the Operator. From 1986 to 1999, Mr. Boehlert was employed by Credit Suisse First Boston ("CSFB") and served in several capacities, including Director of Investment Banking (1997 to 1999) responsible for independent power banking and project finance, Head of Project Finance for Europe, Africa and Middle East (1993 - 1997) responsible for establishing CSFB's London-based project finance business and Associate (1986 -
1993) where he was an original member of the project finance department responsible for building the project finance business for independent power producers.

         Richard J. Cronin III was Senior Vice President and Chief Financial Officer of Sithe Energies from September 1990 until June 2000 and presently serves as President of Sithe Asia Holdings, Ltd. From September 1986 to September 1990, Mr. Cronin was Vice President and Director of Financial Reporting at Drexel Burnham Lambert, Inc., a financial services company. His prior financial experience, in reverse chronology, includes eight years at Freeport-McMoRan, Inc., three years at American Electric Power, Inc. and five years at Coopers & Lybrand.

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

         Hyun Park has been General Counsel of Sithe Energies, Inc. since July 1998 and heads the Company's Legal Department. From 1989 to June 1998, Mr. Park was a partner of Latham & Watkins, an international law firm with more than 950 lawyers worldwide. At Latham & Watkins, Mr. Park was a member of the firm's Corporate Finance Practice Group, Project Finance Capital Markets Practice Group and International Practice Group and his practice centered around international joint ventures, mergers and acquisitions, corporate and project finance, and general securities and corporate matters.

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

ITEM 11. EXECUTIVE COMPENSATION

         No cash compensation or non-cash compensation was paid in 2000 or is proposed to be paid in the current calendar year to any of the executive officers listed under Item 10. "DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT" for their services to Sithe Funding, the Partnership or the General Partner. Operations and maintenance services for the Project are performed on a cost reimbursement basis by the Operator pursuant to the Operations and Maintenance Agreement. In addition, the Operator received an annual fee of $638,142 in 2000, which escalates at the rate of 5% per annum, for certain management and administrative services provided by it. See Item 13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS".


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following information is given with respect to the Partners of the
Partnership:


                                                                       AMOUNT AND NATURE          PERCENTAGE
                                       NAME AND ADDRESS                   OF BENEFICIAL           OWNERSHIP
    TITLE OF CLASS                    OF BENEFICIAL OWNER                OWNERSHIP (1)(2)          INTEREST
    --------------                    -------------------                ----------------          ----------

Partnership Interest                Sithe/Independence, Inc.           General Partner                 1%
                                    335 Madison Avenue
                                    New York, NY  10017

Partnership Interest                Sithe Energies, Inc.               Limited Partner                45%
                                    335 Madison Avenue
                                    New York, NY  10017

Partnership Interest                Sithe Energies U.S.A., Inc.        Limited Partner                44%
                                    335 Madison Avenue
                                    New York, NY  10017

Partnership Interest                Mitex, Inc.                        Limited Partner                10%
                                    335 Madison Avenue
                                    New York, NY  10017

- ------------
(1) None of the persons listed has the right to acquire beneficial ownership of Securities as specified in Rule 13d-3(d)(1) under the Securities Exchange Act of 1934.
(2) Sithe Energies is the direct or indirect beneficial owner of each of the other Partners.

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

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Operation and maintenance services for the Project are provided on a cost reimbursement basis by the Operator pursuant to an Operations and Maintenance Agreement, dated as of August 15, 1992, between the Partnership and the Operator. The Operator received an annual fee of $638,142 in 2000, which escalates at a rate of 5% per annum, for certain management and administrative services provided by it. See Items 1, 2 and 3. "BUSINESS, PROPERTIES AND LEGAL PROCEEDINGS -- The Project -- Operations and Maintenance." Management and administrative services performed by the Operator, with the prior consent of the Partnership, include collecting of all sums payable to or due the Partnership under the Project Documents and accounting for and depositing all such funds in the operating account; obtaining such insurance as is necessary to protect the interest of the Partnership and complying with the provisions of the Project Documents; estimating and advising the Partnership of all federal, state and local taxes payable by the Partnership that are attributable to the ownership and operation of the Project; and determining and recommending to the Partnership any necessary or desirable improvements, modifications or alterations to the Project. Upon the occurrence of any transfer, assignment or reassignment of the Partnership's interest in the Project wherein neither the Partnership nor any affiliate of the Partnership (other than the Operator) retains an interest in the Project, the continuance of the Operator's duties and obligations under the Operations and Maintenance Agreement are expressly conditioned upon the renegotiation of the Operator's compensation.



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


         (b)   REPORTS ON FORM 8-K.

                  There were no reports on Form 8-K filed during the three months ended December 31, 2000.

         (c)   EXHIBITS

EXHIBIT NO.       DESCRIPTION OF EXHIBIT
- -----------       ----------------------

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

10.3.13  ---- Amendment No. 2 to the Energy Sales Contract dated March 21, 1996 between the Partnership and Alcan *****
10.3.14  ---- Amended and Restated Energy Purchase Agreement by and between the
              Partnership and Con Ed.*******
10.4     ---- Amended and Restated Operations and Maintenance Agreement, dated as of August 25, 1992, between the Partnership and Sithe Energies Power Services, Inc. *
10.5     ---- Transmission Agreements
10.5.1   ---- Transmission Services Agreement, dated as of November 5, 1991, between Niagara Mohawk and Lake View, Inc. *
10.5.2   ---- Assignment, Assumption and Amendment of Transmission Services
              Agreement, dated as of March 9, 1992, between Niagara Mohawk, the General Partner and the Partnership *
10.6     ---- Interconnection Agreements
10.6.1   ---- Interconnection Agreement, dated as of March 9, 1992, between the
              Partnership and Niagara Mohawk * 10.6.2 Supplement to Interconnection Agreement, dated as of March 10, 1992, between the Partnership and Niagara Mohawk *
10.6.3   ---- Amendment No. 1 to Interconnection Agreement, dated as of July 24,
              1992, between the Partnership and Niagara Mohawk *
10.6.4   ---- Amendment No. 2 to the Interconnection Agreement, dated as of
              November 17, 1992, entered into by Niagara Mohawk and the Partnership **
10.7     ---- Gas Supply Agreements
10.7.1   ---- Amended and Restated Base Gas Sales Agreement, dated as of October
              26, 1992, between the Partnership and Enron Power Services, Inc. ("Enron") *
10.7.2   ---- First Amendment to Amended and Restated Base Gas Sales Agreement,
              dated as of December 1, 1992, between the Partnership and Enron *
10.7.3   ---- Second Amendment to Amended and Restated Base Gas Sales Agreement
              dated as of August 1, 1992 between the Partnership and Enron **
10.7.4   ---- Third Amendment to Amended and Restated Base Gas Sales Agreement
              dated as of December 31, 1993 between the Partnership and Enron **
10.7.5   ---- Base Guarantee Agreement, dated as of December 1, 1992, by Enron
              Corp. in favor of the Partnership *
10.7.6   ---- Fourth Amendment to Amended and Restated Base Gas Sales Agreement
              dated October 31, 1994 by and between Enron Power Services, Inc. and the Partnership. ***
10.7.7   ---- Fifth Amendment to Amended and Restated Base Gas Sales Agreement
              dated January 30, 1995 by and between Enron Capital & Trade Resources Corp. and the Partnership. ***
10.7.8   ---- Sixth Amendment to Amended and Restated Base Gas Sales Agreement
              dated March 1, 1995 by and between Enron Capital & Trade Resources Corp. and the Partnership. ***
10.7.9   ---- Seventh Amendment to Amended and Restated Base Gas Sales Agreement
              dated March 31, 1995 by and between Enron Capital & Trade Resources Corp. and the Independence Partnership. ****
10.8     ---- Gas Transportation Agreements
10.8.1   ---- Gas Transportation Agreement, dated as of March 11, 1992, by and between the Partnership and Niagara Mohawk *
10.8.2   ---- Transportation Service Agreement, dated as of May 5, 1992, by and between the Partnership and Great Lakes Gas Transmission Limited Partnership ("Great Lakes") *
10.8.3   ---- Supplemental Agreement, dated May 6, 1992, between the Partnership and Great Lakes*
10.8.4   ---- Amended and Restated FTS Agreement, dated as of November 23, 1992, between the Partnership and ANR Pipeline Company ("ANR") *
10.8.5   ---- Precedent Agreement for Firm Transportation Service, dated as of
              March 20, 1992, between the Partnership and Panhandle Eastern Pipe Line Company ("Panhandle") *
10.8.6   ---- Discounted Rate for Firm Transportation Services Agreement, dated
              March 20, 1992, between the Partnership and Panhandle *

10.8.7   ---- Agreement, dated as of October 4, 1993 between the Partnership and
              Empire State Pipeline Company, Inc. ("Empire"), St. Clair Pipeline Company, Inc. and Energy Line Corporation, providing for firm transportation service (Contract No. 95000) **
10.8.8   ---- Supplemental Agreement, dated as of February 28, 1992, between
              Empire and the Partnership (incorporated by reference into Agreement dated as of October 4, 1993) **
10.8.9   ---- Firm Service Contract dated as of March 9, 1994, between
              TransCanada Pipelines, Ltd. ("TCPL") and the Partnership re Panhandle Volumes **
10.8.10  ---- Firm Service Contract dated as of March 9, 1994, between TCPL and the Partnership re ANR Volumes **
10.8.11  ---- Contract No. M12012, M12 Firm Transportation Contract Dawn to
              Kirkwall, dated as of April 6, 1992, between Union Gas Limited ("Union") and the Partnership *
10.8.12  ---- Contract No. M12016, M12 Firm Transportation Contract Dawn to
              Kirkwall, Enron Corp., dated as of April 21, 1992, between Union and the Partnership *
10.8.13  ---- Contract No. M12017, M12 Firm Transportation Contract Dawn to
              Kirkwall, dated as of April 10, 1992, between Union and the Partnership *
10.8.14  ---- Amending Agreement for M12 Firm Transportation Contract (No.
              M12017) dated as of February 19, 1993 between Union and the Partnership *
10.8.15  ---- Contract No. M12022, M12 Firm Transportation Contract Dawn to
              Kirkwall, dated as of April 20, 1992, between Union and the Partnership *
10.8.16  ---- Amending Agreement for M12 Firm Transportation Contract (No.
              M12022) dated as of February 19, 1993 between Union and the Partnership *
10.8.17  ---- Contract No. C10018, C-1 Firm Transportation Contract Ojibway to
              Dawn, dated as of April 10, 1992, between Union and the Partnership *
10.8.18  ---- Amending Agreement for C-1 Firm Transportation Contract (No.
              C10018) dated as of February 19, 1993 between Union and the Partnership *
10.8.19  ---- Contract No. C10020, C-1 Firm Transportation Contract Ojibway to
              Dawn, dated as of April 20, 1992, between Union and the Partnership *
10.8.20  ---- Amending Agreement for C-1 Firm Transportation Contract (No.
              C10020) dated as of February 19, 1993 between Union and the Partnership *
10.8.21  ---- Union Supplemental Letter, dated May 26, 1992, between Union and the Partnership *
10.8.22  ---- Union Supplemental Letter, dated November 4, 1992, between Union and the Partnership*
10.8.23  ---- Assignment Agreement dated as of March 9, 1994 between TCPL, Union and the Partnership **
10.8.24  ---- Firm Transportation Service Agreement dated July 13, 1994 by and between Panhandle Eastern Pipeline Company and the Partnership.
              ***
10.8.25  ---- Service Agreement dated August 8, 1994 by and between Great Lakes
              Gas Transmission Limited Partnership and the Partnership (FT089)
              ***
10.8.26  ---- Service Agreement dated August 19, 1994 by and between Great Lakes
              Gas Transmission Limited Partnership and the Partnership (FT056-02) ***
10.8.27  ---- Gathering Agreement by ANR Pipeline Company and the Partnership
              dated May 1, 1994. ***
10.8.28  ---- Second Amended and Restated Agreement dated August 23, 1994 by and between ANR Pipeline Company and the Partnership. ***
10.8.29  ---- FTS-1 Service Agreement dated August 23, 1994 by and between ANR
              Pipeline Company and the Partnership. *** 10.9 Agreements re Real Property
10.9.1   ---- Main Transmission Line Licensing Agreement, dated as of November
              18, 1992, between the Partnership and Alcan *
10.9.2   ---- Piping and Wiring Licensing Agreement, dated as of November 18,
              1992, between the Partnership and Alcan *
10.9.3   ---- Mortgage and Security Agreement, dated as of January 1, 1993, given by County of Oswego Industrial Development Agency (the "IDA") and the Partnership to Manufacturers and Traders Trust Company (the "Collateral Agent") *

10.9.4   ---- Mortgage and Security Agreement, dated as of January 1, 1993, given by the IDA and the Partnership to the Collateral Agent *
10.9.5   ---- Mortgage and Security Agreement, dated as of January 1, 1993, given by the IDA and the Partnership to the Collateral Agent *
10.9.6   ---- Credit Line Mortgage and Security Agreement, dated as of January
              1, 1993, given by the IDA and the Partnership to the Collateral Agent *
10.9.7   ---- First Building Loan Mortgage and Security Agreement, dated as of
              January 1, 1993, given by the IDA and the Partnership to the Collateral Agent *
10.9.8   ---- Second Building Loan Mortgage and Security Agreement, dated as of
              January 1, 1993, given by the IDA and the Partnership to the Collateral Agent *
10.9.9   ---- First Building Loan Agreement, dated as of January 1, 1993, among the Trustee, Sithe Funding and the Partnership *
10.9.10  ---- Second Building Loan Agreement, dated as of January 1, 1993, among the Trustee, Sithe Funding and the Partnership *
10.9.11  ---- Bill of Sale and Assignment and Assumption Agreement dated as of
              August 25, 1992 between the General Partner, as assignor, and the Partnership, as assignee *
10.10    ---- Water Service Agreements
10.10.1  ---- Water Service Agreement, dated as of May 11, 1992, by and between the Partnership and the City of Oswego *
10.10.2  ---- Water Facilities Agreement, dated as of August 18, 1992, between the Partnership and the County of Oswego *
10.11    ---- IDA Agreements
10.11.1  ---- Lease Agreement, dated as of January 22, 1993, between the IDA and the Partnership*
10.11.2  ---- Ground Lease, dated as of January 22, 1993, between the IDA and the Partnership *
10.11.3  ---- Payment in Lieu of Taxes Agreement dated as of January 22, 1993 between the IDA and the Partnership *
10.12    ---- Security Documents
10.12.1  ---- Collateral Agency and Intercreditor Agreement, dated as of January
              1, 1993, among Union Bank, the Trustee, Enron, the Partnership, Sithe Funding, the IDA and the Collateral Agent*
10.12.2  ---- Security Agreement and Assignment of Contracts, dated as of
              January 1, 1993, made by the Partnership in favor of the Collateral Agent *
10.12.3  ---- Partner Security Agreement, dated as of January 1, 1993, among the
              General Partner, Sithe Energies U.S.A., Inc., Sithe Energies, Inc., Mitex, Inc. and the Collateral Agent*
10.12.4  ---- Equity Contribution Agreement, dated as of January 1, 1993, by the
              General Partner, Sithe Energies, Inc., Sithe Energies U.S.A., Inc., Mitex, Inc. in favor of the Partnership and for the benefit of the Collateral Agent *
27       ---- Article 5 Financial Data Schedule of the Partnership for the year ended December 31, 2000********

- ------------------
*             Incorporated herein by reference from the Registration Statement on Form S-1, file No. 33-59960, filed with the Securities and
              Exchange Commission (the "SEC") by Sithe/Independence Power
              Partners, L.P. on March 23, 1993, as amended.
**            Incorporated herein by reference from the Annual Report on Form
              10-K for the year ended December 31, 1993 for Sithe/Independence
              Power Partners, L.P. filed with the SEC.
***           Incorporated herein by reference from the Annual Report on Form
              10-K for the year ended December 31, 1994 for Sithe/Independence
              Power Partners, L.P. filed with the SEC.
****          Incorporated herein by reference from the Annual Report on Form
              10-K for the year ended December 31, 1995 for Sithe Independence
              Power Partners, L.P. filed with the SEC.
*****         Incorporated herein by reference from the Annual Report on Form
              10-K for the year ended December 31, 1996 for Sithe/Independence
              Power Partners, L.P. filed with the SEC.
******        Incorporated herein by reference from the Annual Report on Form
              10-K for the year ended December 31, 1997 for Sithe/Independence
              Power Partners, L.P. filed with the SEC.
*******       Incorporated herein by reference from the 10-Q for the quarter ended September 30, 2000.
********      Filed herewith.

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

                                          Sithe/Independence Funding Corporation
                                         ---------------------------------------
                                          (REGISTRANT)

March 30, 2001                             /s/ Thomas M. Boehlert
                                         ---------------------------------------
                                           THOMAS M. BOEHLERT
                                           CHIEF FINANCIAL OFFICER AND SENIOR
                                           VICE PRESIDENT (PRINCIPAL FINANCIAL
                                           AND ACCOUNTING OFFICER)

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     /s/ William Kriegel                    Chief Executive Officer, President            March 30, 2001
     ----------------------------------        and Director (Principal Executive
               William Kriegel                 Officer)


     /s/ Thomas M. Boehlert                 Chief Financial Officer, Senior               March 30, 2001
     ----------------------------------        Vice President and Director
               Thomas M. Boehlert              (Principal Financial and
                                               Accounting Officer)

     /s/ Richard J. Cronin III              Director                                      March 30, 2001
     ----------------------------------
               Richard J. Cronin III


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

                                         Sithe/Independence Power Partners, L.P.
                                         ---------------------------------------
                                         (CO-REGISTRANT)

                                         By:    SITHE/INDEPENDENCE, INC.
                                                ------------------------
                                                GENERAL PARTNER

March 30, 2001                           /s/ Thomas J. Boehlert
                                         ---------------------------------------
                                             THOMAS M. BOEHLERT
                                             CHIEF FINANCIAL OFFICER AND SENIOR
                                             VICE PRESIDENT (PRINCIPAL FINANCIAL
                                             AND ACCOUNTING OFFICER)

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     /s/ William Kriegel                    Chief Executive Officer, President            March 30, 2001
     ----------------------------------         and Director (Principal Executive
               William Kriegel                  Officer)


     /s/ Thomas M. Boehlert                 Chief Financial Officer, Senior               March 30, 2001
     ----------------------------------         Vice President and Director
               Thomas M. Boehlert               (Principal Accounting Financial
                                                and Officer)


     /s/ Richard J. Cronin Iii              Director                                      March 30, 2001
     ----------------------------------
               Richard J. Cronin III

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)


                                                                                               PAGE NO.
FINANCIAL STATEMENTS

     Independent Auditors' Report  ................................................................F-2
     Consolidated Balance Sheets at December 31, 2000
        and 1999 ..................................................................................F-3
     Consolidated Statements of Operations for the Years
        Ended December 31, 2000, 1999 and 1998  ...................................................F-4
     Consolidated Statements of Partners' Capital for
        the Years Ended December 31, 2000, 1999 and 1998  .........................................F-5
     Consolidated Statements of Cash Flows for the Years
        Ended December 31, 2000, 1999 and 1998  ...................................................F-6
     Notes to Consolidated Financial Statements....................................................F-7



All financial statement schedules are omitted because they are not applicable, or not required, or because the required information is included in the Financial Statements or Notes thereto.

                          INDEPENDENT AUDITORS' REPORT



SITHE/INDEPENDENCE POWER PARTNERS, L.P.

We have audited the accompanying consolidated balance sheets of Sithe/Independence Power Partners, L.P. (a Delaware limited partnership) and its subsidiary (collectively, the "Partnership") as of December 31, 2000 and 1999, and the related consolidated statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 1999, the Partnership changed its method of accounting for major overhaul costs.


New York, New York
March 21, 2001

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                     DECEMBER 31,
                                                                      ------------------------------------------
                                                                          2000                         1999
                                                                      --------------              --------------

ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                          $        2,116              $        6,076
   Restricted cash and cash equivalents                                       52,287                      40,112
   Restricted investments                                                     24,173                      35,621
   Accounts receivable - trade                                                52,463                      30,315
   Fuel inventory and other current assets                                     7,079                       3,113
                                                                      --------------              --------------
        TOTAL CURRENT ASSETS                                                 138,118                     115,237

PROPERTY, PLANT AND EQUIPMENT, AT COST:
   Land                                                                        5,010                       5,010
   Electric and steam generating facilities                                  777,444                     777,356
                                                                      --------------              --------------
                                                                             782,454                     782,366
   Accumulated depreciation                                                 (116,680)                    (96,604)
                                                                      --------------              --------------
                                                                             665,774                     685,762

DEBT ISSUANCE COSTS                                                            6,297                       7,213

OTHER ASSETS                                                                  14,070                       5,257
                                                                      --------------              --------------

TOTAL ASSETS                                                          $      824,259              $      813,469
                                                                      ==============              ==============


LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Trade payables                                                     $       30,461              $       27,945
   Accrued interest                                                              154                         173
   Current portion of long-term debt                                          32,431                      19,296
                                                                      --------------              --------------
      TOTAL CURRENT LIABILITIES                                               63,046                      47,414

LONG-TERM DEBT:
   7.90% secured notes due 2002                                               30,759                      63,190
   8.50% secured bonds due 2007                                              150,839                     150,839
   9.00% secured bonds due 2013                                              408,609                     408,609
                                                                      --------------              --------------
                                                                             590,207                     622,638


OTHER LIABILITIES                                                              7,512                       3,607

COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL                                                            163,494                     139,810
                                                                      --------------              --------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                               $      824,259              $      813,469
                                                                      ==============              ==============


                 See notes to consolidated financial statements.

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                                 YEARS ENDED DECEMBER 31,
                                                                 ---------------------------------------------------------
                                                                      2000                 1999                   1998
                                                                 -------------         -------------         -------------
REVENUE                                                          $     440,735         $     382,084         $     313,739
                                                                 -------------         -------------         -------------

COST OF SALES:
   Fuel                                                                217,435               242,102               201,016
   Operations and maintenance                                           46,288                48,375                39,487
   Depreciation                                                         22,076                19,558                20,071
                                                                 -------------         -------------         -------------
                                                                       283,799               310,035               260,574
                                                                 -------------         -------------         -------------

OPERATING INCOME                                                       156,936                72,049                53,165

NON-OPERATING INCOME (EXPENSE):
   Interest expense                                                    (58,016)              (60,044)              (61,943)
   Interest and other income, net                                        6,195                 5,498                 6,746
                                                                 -------------         -------------         -------------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE
   IN ACCOUNTING FOR MAJOR OVERHAUL COSTS                              105,115                17,503                (2,032)

Cumulative effect of change in accounting for major
   overhaul costs                                                            -                 3,775                     -
                                                                 -------------         -------------         -------------

NET INCOME (LOSS)                                                $     105,115         $      21,278         $      (2,032)
                                                                 =============         =============         =============





                 See notes to consolidated financial statements.

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                                 (IN THOUSANDS)

                                                                                                          TOTAL
                                                          GENERAL                LIMITED                PARTNERS'
                                                          PARTNER                PARTNERS                CAPITAL
                                                         ----------             ----------              ---------
BALANCE, DECEMBER 31, 1997                               $    1,005             $  119,559              $  120,564

Net loss and total comprehensive loss                           (20)                (2,012)                (2,032)
                                                         ----------             ----------              ---------

BALANCE, DECEMBER 31, 1998                                      985                117,547                118,532

Net income and total comprehensive income                       213                 21,065                 21,278
                                                         ----------             ----------              ---------

BALANCE, DECEMBER 31, 1999                               $    1,198             $  138,612             $  139,810

Net income and total comprehensive income                     1,051                104,064                105,115

Capital contribution                                             16                  1,599                  1,615

Distributions                                                  (830)               (82,216)               (83,046)
                                                         ----------             ----------              ---------

BALANCE, DECEMBER 31, 2000                               $    1,435             $  162,135              $ 163,494
                                                         ==========             ==========              =========


                See notes to consolidated financial statements.

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                        YEARS ENDED DECEMBER 31,
                                                                       -------------------------------------------------------
                                                                           2000                  1999                 1998
                                                                       ------------          ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                   $    105,115          $     21,278         $     (2,032)
   Adjustments to reconcile net income (loss) to net cash
        provided by operating activities:
        Depreciation                                                         20,076                19,558               20,071
        Amortization of deferred financing costs                                916                   984                1,015
        Unrealized loss on marketable securities                                181                     -                    -
        Cumulative effect of change in accounting for major
           overhaul costs                                                         -                (3,775)                   -
        Changes in operating assets and liabilities:
              Accounts receivable - trade                                   (22,148)              (18,577)              21,646
              Fuel inventory and other current assets                        (3,966)                 (443)                (798)
              Other assets                                                   (8,813)                1,388               (1,660)
              Trade payables and other current liabilities                    2,516                11,371               (4,249)
              Accrued interest payable                                          (19)                    -                   (1)
              Other liabilities                                               3,905                 2,362               (2,822)
                                                                       ------------          ------------         ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                    97,763                34,146               31,170
                                                                       ------------          ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                         (88)               (4,775)              (7,785)
   Restricted funds                                                            (908)                1,969               (2,385)
                                                                       ------------          ------------         ------------
NET CASH USED IN INVESTING ACTIVITIES                                          (996)               (2,806)             (10,170)
                                                                       ------------          ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on secured notes                                      (19,296)              (27,411)             (18,856)
   Capital contribution                                                       1,615                     -                    -
   Distributions to partners                                                (83,046)                    -                    -
                                                                       ------------          ------------         ------------
NET CASH USED IN FINANCING ACTIVITIES                                      (100,727)              (27,411)             (18,856)
                                                                       ------------          ------------         ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         (3,960)                3,929                2,144

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                6,076                 2,147                    3
                                                                       ------------          ------------         ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                               $      2,116          $      6,076         $      2,147
                                                                       ============          =============        ============
SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash payments for interest                                          $     57,119          $     59,060         $     60,929


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

         The Partnership has a long-term energy purchase agreement (the "Amended EPA") with Consolidated Edison Company of New York ("Con Edison") with a remaining term of 14 years, a power sales contract with Niagara Mohawk Power Corporation ("Niagara Mohawk") with a remaining term of 14 years and a contract for thermal energy and electricity sales with Alcan Aluminum Corporation ("Alcan") with a remaining term of 16 years.

         Sithe Energies is a leader in independent power generation and, at December 31, 2000, fully-owned, had interests in or leased through its subsidiaries, 28 operating power plants in North America, including the Project, having an aggregate average net capacity of 3,768 MW. In addition, at December 31, 2000, Sithe Energies had five projects under advanced development representing approximately 3,340 net MW and four projects under construction representing approximately 2,630 net MW.

         Sithe Energies is presently privately owned 49.9% by Exelon Fossil Holdings, Inc., a wholly owned subsidiary of Exelon Corporation, 34.2% by Vivendi Universal, SA ("Vivendi"), 14.9% by Marubeni Corporation and 1.0% by Sithe management.


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

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Cash and cash equivalents, including restricted cash, consist of bank deposits, commercial paper and certificates of deposit that mature within three months of their purchase.

         Restricted investments include U.S. treasury notes and other debt securities with maturities of more than three months from the date of their purchase, and are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

         Depreciation of electric and steam generating facilities is computed using the straight-line method over the 40-year estimated economic life of the Project.

         Revenue from the sale of electricity and steam is recorded based upon output delivered and capacity provided at the payment rates as specified under contract terms. In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 101, Revenue Recognition in the Financial Statements ("SAB 101"). SAB 101 addresses the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues with an implementation date of no later than the fourth quarter of fiscal years beginning after December 15, 1999. The implementation of SAB 101 had no impact on the results of operations or financial position of the Partnership.

         Revenue for 2000 consisted of $440.7 million from sales of electricity and steam with Con Edison, Alcan, Niagara Mohawk and the New York Independent System Operator, Inc. (the "NYISO" or the "ISO Administered Markets") accounting for 56%, 3%, 10% and 29%, respectively. Revenue for 1999 consisted of $382.1 million from sales of electricity and steam with Con Edison, Alcan and Niagara Mohawk accounting for 91%, 6% and 3%, respectively. Revenue for 1998 consisted of $313.7 million from sales of electricity and steam with Con Edison, Alcan and Niagara Mohawk accounting for 94%, 4% and 2%, respectively. Since commencement of the ISO Administered Market in November 1999 and up to September 1, 2000, revenue was recorded net of payments made by the Partnership to the NYISO for transmission losses. Effective September 1, 2000 with the consummation of the Amended EPA, all the electric energy generated by the Project is sold at the point where the Project delivers energy to the NYISO (the "Independence bus") and as a result, the Partnership does not incur a charge for transmission losses.

         The Partnership evaluates the carrying amount of its long-lived assets for potential impairments based upon operating and financial performance in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which prescribes the method for measuring impairment. If an asset is determined to be impaired, the capitalized costs are written down to fair value.

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

         Consistent with positions expressed by the SEC, in 1999, the Partnership changed its method of accounting for major overhaul costs for major equipment not covered by a service agreement (the "Non-covered Units"), whereby the Partnership expenses such costs as incurred. Previously, the Partnership normalized major overhaul costs by establishing maintenance reserves during the operating period prior to the major overhaul. As a result of this change in accounting for major overhaul costs, in 1999, the Partnership reversed to income approximately $3.8 million, reported as the cumulative effect of a change in accounting on the consolidated statement of operations, representing the balance of the major overhaul reserve for Non-covered Units as of January 1, 1999.

         Proforma results of operations in 1998, assuming the change in accounting for major overhaul costs had been applied retroactively, would have been a net loss of $1.5 million.

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


3.       AMENDMENT TO CON EDISON ENERGY PURCHASE AGREEMENT

         Pursuant to the Amended EPA dated as of September 1, 2000 between the Partnership and Con Edison, Con Edison is obligated to purchase 740 MW of the Project's capacity through October 31, 2014. The Partnership has the right to supply the capacity from sources other than the Project so long as such capacity satisfies applicable New York State

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



installed capacity requirements. Effective September 1, 2000, Con Edison is no longer obligated to purchase from the Partnership and the Partnership is no longer obligated to sell to Con Edison any of the electrical energy produced by the Project, and all of the electrical energy from the Project, except for the portion being sold to Alcan, is being sold into the ISO Administered Markets. The Amended EPA also eliminated any obligation that the Project remain a qualifying facility ("QF") under federal law.

         Effective September 1, 2000, the monthly capacity payment received by the Partnership is equal to the sum of (1) $4,748,174 per month plus (2) $5,500,000 per month escalating with inflation. The monthly capacity payment is reduced by an amount equal to 6.25% of the applicable locational based marginal price in the ISO Administered Markets for energy delivered at the point where the Project's energy was delivered to Con Edison prior to the Amended EPA (the "Pleasant Valley bus") for all hours of such month multiplied by the relevant monthly quantity of megawatt hours set forth on a schedule to the Amended EPA. The monthly capacity payments are also subject to adjustment in the event that the amount of installed capacity provided to Con Edison is less than 740 MW. A provision of the Amended EPA obligates the Partnership to make certain payments (the "Subordinated Payments") to Con Edison during the term of the Amended EPA. The Subordinated Payments are subordinated to the notes and bonds (the "Securities") issued by Sithe Funding. The Partnership may, at any time, prepay all or a portion of the total Subordinated Payments due through October 31, 2014. The amount of any prepayment would be equal to the net present value of the prepayment amount using a discount rate as defined in the Amended EPA. The Subordinated Payments are made in equal quarterly installments in each contract year, which runs from November 1 to October 31. The Subordinated Payments due in each contract year amount to $6.4 million in 2001, $5.0 million in 2002 and 2003 and $2.3 million thereafter.

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


4.   FINANCING

         Financing for the project consisted of a loan to the Partnership by Sithe Funding of the proceeds of its issuance of $717.2 million of the Securities and $60 million of capital contributions by the Partners. Aggregate maturities of the Securities over the next five years are as follows: $32.4 million in 2001, $30.8 million in 2002, $28.8 million in 2003, $31.3 million in 2004 and $34.0 million in 2005. The Securities are guaranteed by the Partnership and secured by substantially all of the assets of the Partnership.

         Under a credit facility obtained by the Partners, one or more letters of credit may be issued in connection with their obligations pursuant to certain Project contracts, and, as of December 31, 2000, letters of credit aggregating $13.5 million were outstanding in connection with such obligations. Also, the Partnership has secured the Project's debt service reserve obligations with a letter of credit in the amount of $50 million. As of December 31, 2000, the Partnership had restricted funds aggregating $76.5 million, including the Project's cumulative cash debt service reserve and major overhaul reserve of $33.0 million and $6.0 million, respectively. In addition, these restricted funds included $28.5 million that was utilized for January 2001 operating expenses, and the balance reserved for the June 2001 debt service payment. To secure the Partnership's obligation to pay any amounts drawn under the debt service letter of credit, the letter of credit provider has been assigned a security interest and lien on all of the collateral in which the holders of the Securities have been assigned a security interest and lien.

         The Partnership is precluded from making distributions to the Partners unless project reserve accounts are funded to specified levels, as discussed above, and unless the required debt service coverage ratio is met. All conditions for making a distribution were met during 2000 and as a result, the Partnership made distributions to its Partners of $83.0 million. No distribution to the Partners was made in 1999 or 1998 because, although project reserve accounts were funded to the required levels, the required debt service coverage ratio was not met.

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

         The carrying values reflected in the balance sheet at December 31, 2000 and 1999 reasonably approximate the fair values for cash and cash equivalents, restricted investments, trade receivables and construction payables and retentions. In making such assessment, the Partnership utilized credit reviews. The Partnership estimates that the fair value of the Securities at December 31, 2000 and 1999 were $679.5 million and $673.4 million, respectively, based on quoted market prices, which were $56.9 million and $31.5 million higher, respectively, than the historical carrying values of $622.6 million and $641.9 million, respectively.

     DERIVATIVE INSTRUMENTS

         The Financial Accounting Standards Board has issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133, as amended by SFAS No. 138, requires all derivatives to be recognized as either assets or liabilities on the balance sheet and be measured at fair value. Changes in such fair value are required to be recognized in earnings to the extent that the derivatives are not effective as hedges. The provisions of SFAS No. 133, as amended, are effective for all quarters beginning January 1, 2001. SFAS No. 133 did not have a material impact on the Partnership's results of operations and financial position.

6.   COMMITMENTS AND CONTINGENCIES

        LITIGATION AND CLAIMS

         On March 29, 1995, the Partnership filed a petition with the Federal Energy Regulatory Commission (the "FERC") alleging Niagara Mohawk has been overcharging for the transmission of electricity in violation of the FERC policy by calculating transmission losses on an incremental basis. The Partnership believes that transmission losses should be

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



calculated on an average basis. The Partnership has been recording its transmission expense at the disputed, higher rate. As of December 31, 1999, the Partnership estimates it was owed more than $12.3 million for transmission overcharges. The Partnership requested that the FERC order Niagara Mohawk to recalculate the transmission losses beginning in October 1994, when it began wheeling power from the Project. In September 1996, the FERC issued an order dismissing the Partnership's complaint and requiring Niagara Mohawk to provide the Partnership with information regarding the calculation of transmission losses. In October 1996, the Partnership filed a request for rehearing of the FERC's order which was denied by the FERC. In December 1997, the Partnership filed a petition for review of the FERC orders in the United States Court of Appeals. On January 29, 1999, the Court of Appeals found the FERC had not engaged in reasoned decision-making or reached conclusions supported by the record in the underlying proceeding, and therefore remanded the case to the FERC for further proceedings. On February 23, 2001, the Partnership entered into a partial settlement agreement (the "PSA") with Niagara Mohawk whereby Niagara Mohawk will pay the Partnership $2.3 million representing partial settlement of claims for transmission loss overcharges during the period of July 2, 1999 to November 17, 1999. The terms of the PSA also stipulate that the current interconnection agreement between Niagara Mohawk and the Partnership be amended to provide that the currently effective firm transmission rate be fixed at $1.76 KW per month for the period commencing on July 2, 1999 and ending December 31, 2004. The PSA does not address the claims made for transmission loss overcharges for the periods prior to July 2, 1999 and for November 18, 1999 to August 31, 2000 will be settled by the FERC upon review of the petition described above. The PSA is currently being reviewed by the FERC and becomes binding on the parties to the PSA upon the FERC's approval.

         The PSA noted above also has a provision for the partial settlement of a previous complaint that Niagara Mohawk overcharged the Partnership for construction costs related to the construction and upgrade of Niagara Mohawk's transmission system (the "Interconnection Facilities") located at the Project. The original complaint filed with the FERC by the Partnership sought reimbursement of approximately $63.0 million for overcharges on construction and upgrades made to the Interconnection Facilities for the purpose of connecting the Project to the Interconnection Facilities. The terms of the PSA require Niagara Mohawk to pay the Partnership $15.1 million (representing the full fair-market value) to purchase a portion of the Interconnection Facilities from the Partnership. A provision of this PSA also requires approval by the FERC which is still pending.

        GAS SUPPLY

         The Partnership has entered into a 20-year gas supply agreement with Enron Power Services, Inc. ("Enron"), and 20-year transmission services and interconnection agreements for gas transportation with several pipeline companies, each with a term or expected term of at least twenty years from the date of commercial operation. Aggregate minimum commitments under these contracts over the next five years are as follows: $177.7 million in 2001, $178.2 million in 2002, $178.9 million in 2003, $179.6 in 2004 and $187.7 million in 2005.

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



         The Partnership recognizes fuel expense for gas consumed at its plant based on pricing provided for in the Project's 20-year gas supply agreement with Enron. Pursuant to such agreement, the price for the first 116,000 MMBtu's of natural gas per day ("Tier I" gas) was fixed for the first five years of the agreement and thereafter fluctuates with pricing based on a pre-determined multiple of Con Edison's actual avoided energy price (which, effective January 17, 2000, is determined by reference to the locational based marginal price in the ISO Administered Market for energy at the Pleasant Valley bus) as well as certain other payments made by Con Edison to the Project. Up to an additional 76,291 MMBtu's of gas consumed per day by the Project ("Tier II" gas) is priced based on the pre-determined multiple applied to Niagara Mohawk's "energy only" rate which is determined by the real time price at the Independence bus in the ISO Administered Market.

         Enron maintains a notional tracking account to account for differences between the contract price and spot gas prices, except that there will be no such tracking with respect to the Tier I gas during the first five years of the contract. The tracking account is increased if the then current spot gas price is greater than the contract price and is decreased if the then current spot gas price is lower than the contract price. The tracking account bears interest at 1% over prime. Enron has been given a security interest in the plant, which is subordinated to payments for secured debt service and certain letter of credit reimbursement obligations, to secure any tracking account balance. As of December 31, 2000, the Partnership estimates that the balance in the tracking account amounted to approximately $289.2 million. If at any time the tracking account balance exceeds 50% of the plant's then fair market value, the Partnership will be required to reduce the tracking balance by paying to Enron the lesser of (a) the amount necessary to reduce the tracking balance to 50% of the plant's fair market value or (b) (i) during years 6 through 15 of the contract, all incremental revenues as defined in the contract and (ii) thereafter 50% of qualifying cash flows also as defined in the contract plus all incremental revenues. If a positive balance exists in the tracking account at the end of the contract term, the Partnership will be required either to pay the balance in the tracking account or to convey to Enron an equity ownership in the plant based on the ratio of the tracking account balance to the facility's fair market value at such time.

         The Partnership believes, based on its projection of electric energy and gas prices, that there will not be a positive balance in the tracking account at the end of the contract term and that during the term of the contract it will not be required to make any tracking account balance reduction payments.

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

         The Partnership's Amended EPA with Con Edison includes an option that would allow Con Edison to terminate the Amended EPA with the Partnership upon satisfaction of certain conditions including assuming all of the Partnership's financial and contractual obligations related to the Project and paying an amount to the Partnership determined by a formula based on estimated future revenues and expenses under the contract.


7.   RELATED PARTY TRANSACTIONS

         The Partnership has entered into an operations and maintenance agreement with Sithe Energies Power Services, Inc. ("Sithe Power Services"), an indirect wholly-owned subsidiary of Sithe Energies, under which Sithe Power Services will provide all operations and maintenance services for the Project for twenty years following the Date of Commercial Operation on a cost reimbursement basis. In addition, the agreement calls for the Partnership to pay Sithe Power Services a $638,142 annual fee, which escalates at 5% per annum, for management and administrative services, provided by Sithe Power Services to the Partnership.

         In the ordinary course of business, the Partnership borrows from Sithe Energies and its affiliates. Any borrowings bear interest at the average monthly interest rate that Sithe Energies pays for borrowings under its senior secured credit facility. Outstanding borrowings from Sithe Energies and its affiliates at December 31, 2000 and 1999 amounted to $7.5 million and $3.6 million, respectively and are reflected as other liabilities on the Partnership's balance sheets. Interest expense from Sithe Energies and its affiliates for 2000 and 1999 amounted to $34,000 and $157,000, respectively.