Form 10-Q
period 2001-03-31
SITHE INDEPENDENCE FUNDING CORP; SITHE INDEPENDENCE POWER PARTNERS LP
filed 2001-05-15
CIK 899281, 899322

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 For the Quarterly Period Ended March 31, 2001

      [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the Transition Period From ______________ to _____________

                         Commission File Number 33-59960
                     SITHE/INDEPENDENCE FUNDING CORPORATION
             (Exact name of registrant as specified in its charter)

             DELAWARE                                  13-3677475
             --------                                  ----------
  (State or other jurisdiction of        (I.R.S. Employer Identification Number)
  incorporation or organization)

    335 MADISON AVENUE, NEW YORK, NY                        10017
    --------------------------------                      --------
(Address of principal executive offices)                 (Zip code)

                                 (212)-351-0000

              (Registrant's telephone number, including area code)

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)

              DELAWARE                                 33-0468704
              --------                                 ----------
   (State or other jurisdiction of       (I.R.S. Employer Identification Number)
   incorporation or organization)

  335 MADISON AVENUE, NEW YORK, NY                        10017
  --------------------------------                       --------
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

                                                                                                   PAGE NO
                                                                                                   -------

PART I   FINANCIAL INFORMATION

SITHE/INDEPENDENCE POWER PARTNERS, L.P.
(a Delaware Limited Partnership)

Financial Statements:
     Condensed Consolidated Balance Sheets as of March 31, 2001 (Unaudited)
        and December 31, 2000.......................................................................  3
     Condensed Consolidated Statements of Operations for the Three Months
        Ended March 31, 2001 and 2000 (Unaudited)...................................................  4
     Condensed Consolidated Statement of Partners' Capital for the Three Months
        Ended March 31, 2001 (Unaudited)............................................................  5
     Condensed Consolidated Statements of Cash Flows for the Three Months
        Ended March 31, 2001 and 2000 (Unaudited)...................................................  6
     Notes to Condensed Consolidated Financial Statements  (Unaudited)..............................  7

Management's Discussion and Analysis of Financial Condition
    and Results of Operations.....................................................................   10

PART II   OTHER INFORMATION

Item 6.         Exhibits and Reports on Form 8-K...................................................  13

Signatures      ...................................................................................  14

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                 (IN THOUSANDS)


                                                           MARCH 31,   DECEMBER 31,
                                                             2001        2000
                                                         -----------   -----------

ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                              $  2,661      $  2,116
   Restricted cash and cash equivalents                     90,388        52,287
   Restricted investments                                   28,057        24,173
   Accounts receivable - trade                              42,766        52,463
   Fuel inventory and other current assets                   8,564         7,079
                                                          --------      --------
        TOTAL CURRENT ASSETS                               172,436       138,118

PROPERTY, PLANT AND EQUIPMENT, AT COST:
   Land                                                      5,010         5,010
   Electric and steam generating facilities                762,097       777,444
                                                          --------      --------
                                                           767,107       782,454
   Accumulated depreciation                               (119,273)     (116,680)
                                                          --------      --------
                                                           647,834       665,774


DEBT ISSUANCE COSTS                                          6,078         6,297
OTHER ASSETS                                                14,546        14,070
                                                          --------      --------

   TOTAL ASSETS                                           $840,894      $824,259
                                                          ========      ========


LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Trade payables                                         $ 35,002      $ 30,461
   Accrued interest                                         13,801           154
   Current portion of long-term debt                        32,431        32,431
                                                          --------      --------
      TOTAL CURRENT LIABILITIES                             81,234        63,046

LONG-TERM DEBT:
   7.90% secured notes due 2002                             30,759        30,759
   8.50% secured bonds due 2007                            150,839       150,839
   9.00% secured bonds due 2013                            408,609       408,609
                                                          --------      --------
                                                           590,207       590,207

OTHER LIABILITIES                                            1,036         7,512

COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL                                          168,417       163,494
                                                          --------      --------

   TOTAL LIABILITIES AND PARTNERS' CAPITAL                $840,894      $824,259
                                                          ========      ========



            See notes to condensed consolidated financial statements

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                 (IN THOUSANDS)


                                                    THREE MONTHS
                                                   ENDED MARCH 31,
                                             ---------------------------
                                                  2001          2000
                                             ------------    -----------



REVENUE                                      $   124,976     $   97,106
                                             ------------    -----------

COST OF SALES:
   Fuel                                           64,494         49,123
   Operations and maintenance                     11,690         11,028
   Depreciation                                    4,987          4,999
                                             ------------    -----------
                                                  81,171         65,150
                                             ------------    -----------

OPERATING INCOME                                  43,805         31,956

NON-OPERATING INCOME (EXPENSE):
   Interest expense                              (14,203)       (14,391)
   Other income, net                               3,895            423
                                             ------------    -----------

NET INCOME                                   $    33,497     $   17,988
                                             ============    ===========








       See notes to condensed consolidated financial statements

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

        CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (UNAUDITED)
                                 (IN THOUSANDS)



                                                                     TOTAL
                                              GENERAL     LIMITED   PARTNERS'
                                              PARTNER    PARTNERS    CAPITAL
                                              -------    --------   ---------



BALANCE, JANUARY 1, 2001                      $  1,435   $162,059   $163,494

Net income and total comprehensive income          335     33,162     33,497

Capital contribution                                35      3,504      3,539

Distribution to Partners                          (321)   (31,792)   (32,113)
                                              --------   --------   --------

BALANCE, MARCH 31, 2001                       $  1,484   $166,933   $168,417
                                              ========   ========   ========











            See notes to condensed consolidated financial statements

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                                THREE MONTHS
                                                                                               ENDED MARCH 31,
                                                                                          ---------------------------
                                                                                            2001              2000
                                                                                          ---------         ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                           $   33,497        $   17,988
   Adjustments to reconcile net income to net cash
        provided by operating activities:
              Depreciation                                                                   4,987             4,999
              Amortization of deferred financing costs                                         219               232
              Unrealized (gain) loss on marketable securities                                 (110)              862
              Gain on sale of fixed assets                                                  (2,071)                -
              Changes in operating assets and liabilities:
                    Accounts receivable - trade                                              9,697              (924)
                    Fuel inventory and other current assets                                 (1,485)             (602)
                    Other assets                                                              (476)           (2,703)
                    Trade payables                                                           4,541            (3,543)
                    Accrued interest payable                                                13,647            14,029
                    Other liabilities                                                       (6,476)             (144)
                                                                                        -----------      ------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                   55,970            30,194
                                                                                        -----------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of fixed assets                                                       15,075                 -
   Capital expenditures                                                                        (51)              (73)
   Restricted funds                                                                        (41,875)          (31,522)
                                                                                        -----------      ------------

NET CASH USED IN INVESTING ACTIVITIES                                                      (26,851)          (31,595)
                                                                                        -----------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distribution to Partners                                                                (32,113)                -
   Capital contribution                                                                      3,539                 -
                                                                                        -----------      ------------

NET CASH USED IN FINANCING ACTIVITIES                                                      (28,574)                -
                                                                                        -----------      ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                           545            (1,401)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                             2,116             6,076
                                                                                        -----------      ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $    2,661        $    4,675
                                                                                        ===========      ============

SUPPLEMENTAL CASH FLOW INFORMATION
   Cash payments:
   Interest                                                                             $        -        $        -





            See notes to condensed consolidated financial statements

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.    THE PARTNERSHIP

         Sithe/Independence Power Partners, L.P. (the "Partnership"), in which Sithe Energies, Inc. and certain of its direct and indirect wholly-owned subsidiaries (the "Partners") hold all the partnership interests, is a Delaware limited partnership that was formed in November 1990 for a term of 50 years to develop, construct and own a gas-fired cogeneration facility with a design capacity of approximately 1,000 megawatts ("MW") (the "Project") located in the Town of Scriba, County of Oswego, New York. The Project commenced commercial operation for financial reporting purposes on December 29, 1994. The majority of the Project's capacity is sold to Consolidated Edison Company of New York, Inc. ("Con Edison") with the remainder of the capacity sold to Alcan Aluminum Corporation ("Alcan") and into the electric energy markets administered by the New York Independent System Operator, Inc. (the "NYISO" or "ISO Administered Markets"). The majority of the electric energy generated by the Project is sold into the ISO Administered Markets, with the remainder of the generation sold to Niagara Mohawk Power Corporation ("Niagara Mohawk") and Alcan.


2.   BASIS OF PRESENTATION

         The accompanying condensed consolidated balance sheets at March 31, 2001 and December 31, 2000 and the condensed consolidated statements of operations for the three months ended March 31, 2001 and 2000 and cash flows for the three months ended March 31, 2001 and 2000 should be read in conjunction with the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2000 for the Partnership and its wholly-owned subsidiary, Sithe/Independence Funding Corporation ("Sithe Funding").

         The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year. The unaudited financial information at March 31, 2001 and for the three months ended March 31, 2001 and 2000 contains all adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the financial position and operating results for such periods.


3.   RECENT ACCOUNTING PRONOUNCEMENTS

         In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in the Financial Statements" ("SAB 101"). The bulletin addresses the SEC staff's views in applying accounting principles generally accepted in the United States of America to selected revenue recognition issues. The Partnership adopted SAB 101 during the fourth quarter of fiscal 2000. The adoption of SAB 101 did not have any impact on the results of operations or financial position of the Partnership.

         The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended and interpreted, establishes accounting and reporting standards requiring that all derivatives, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at their fair value. When specific hedge accounting criteria are not met, SFAS No. 133 requires that changes in a derivative's fair value be recognized currently in earnings. If a derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and the hedged item will be recognized in earnings. If the derivative is designated as a cash-flow hedge, changes in the fair value of the derivative will be recorded in other comprehensive income and will be recognized in the income statement when the hedged item affects earnings. SFAS No. 133 requires that an entity formally document, designate and perform ongoing assessments of the effectiveness of transactions that receive hedge accounting. The provisions of SFAS No. 133, as amended and interpreted, were adopted by the Partnership on January 1, 2001 and did not have an impact on the Partnership's financial position or results of operations.

4.   COMMITMENTS AND CONTINGENCIES

        LITIGATION AND CLAIMS

         On March 29, 1995, the Partnership filed a petition with the Federal Energy Regulatory Commission (the "FERC") alleging Niagara Mohawk has been overcharging for the transmission of electricity in violation of the FERC policy by calculating transmission losses on an incremental basis. The Partnership believes that transmission losses should be calculated on an average basis. The Partnership has been recording its transmission expense at the disputed, higher rate. The Partnership requested that the FERC order Niagara Mohawk to recalculate the transmission losses beginning in October 1994, when it began wheeling power from the Project. In September 1996, the FERC issued an order dismissing the Partnership's complaint and requiring Niagara Mohawk to provide the Partnership with information regarding the calculation of transmission losses. In October 1996, the Partnership filed a request for rehearing of the FERC's order which was denied by the FERC. In December 1997, the Partnership filed a petition for review of the FERC orders in the United States Court of Appeals. On January 29, 1999, the Court of Appeals found the FERC had not engaged in reasoned decision-making or reached conclusions supported by the record in the underlying proceeding, and therefore remanded the case to the FERC for further proceedings. On February 23, 2001, the Partnership entered into a partial settlement agreement (the "PSA") with Niagara Mohawk and on February 28, 2001 Niagara Mohawk paid the Partnership $2.3 million representing partial settlement of claims for transmission loss overcharges during the period of July 2, 1999 to November 17, 1999. The $2.3 million was recognized as revenue in the first quarter of 2001. The terms of the PSA also stipulate that the current interconnection agreement between Niagara Mohawk and the Partnership be amended to provide that the currently effective firm transmission rate be fixed at $1.76 KW per month for the period commencing on July 2, 1999 and ending December 31, 2004. The PSA does not address the claims made for transmission loss overcharges for the periods prior to July 2, 1999 and for the period November 18, 1999 to August 31, 2000 which will be settled by the FERC upon review of the petition described above. The Partnership estimates that it is still owed approximately $11.2 million for transmission overcharges for the periods not covered by the PSA.

         The PSA noted above also has a provision for the partial settlement of a previous complaint that Niagara Mohawk overcharged the Partnership for construction costs related to the construction and upgrade of Niagara Mohawk's transmission system (the "Interconnection Facilities") located at the Project. The original complaint filed with the FERC by the Partnership sought reimbursement of approximately $63.0 million for overcharges on construction and upgrades made to the Interconnection Facilities for the purpose of connecting the Project to the Interconnection Facilities. Under the terms of the PSA, on February 28, 2001 Niagara Mohawk paid the Partnership $15.1 million (representing the full fair-market value) to purchase a portion of the Interconnection Facilities with a net book value of $13.0 million from the Partnership, resulting in a gain on sale of fixed assets of $2.1 million in the first quarter of 2001, included in other income, net on the condensed consolidated statement of operations. A provision of this PSA also requires approval by the FERC which is still pending.

         OTHER

         Reference is made to Note 6 of the Partnership's audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2000 for information concerning the Partnership's method of recognizing fuel expense and the maintenance of the notional tracking account under the Partnership's 20-year gas supply agreement with Enron Power Services, Inc. ("Enron"). The tracking account accounts for differences between the contract price and spot gas prices and Enron has been given a subordinated security interest in the plant to secure any tracking balance. Because of the significant spike in spot gas prices during the first quarter of 2001, which more than offset the effects of the higher electrical energy prices received by the Partnership during such period and upon which contract gas prices are based, the tracking account balance increased during the period by $88.5 million to approximately $377.7 million as of March 31, 2001.

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

         Revenue for the first quarter of 2001 of $125.0 million was $27.9 million (29%) higher than in the corresponding period of last year due to higher energy rates received during the current period ($22.5 million), sales of installed capacity and ancillary services ($1.8 million), incremental revenue from selling gas instead of generating electricity ($1.3 million) and partial settlement of a dispute with Niagara Mohawk regarding transmission loss overcharges ($2.3 million) as discussed below.

         On February 23, 2001, the Partnership entered into a partial settlement agreement (the "PSA") with Niagara Mohawk to settle a long-standing claim that the Partnership has been overcharged by Niagara Mohawk for transmission losses. Prior to the commencement of the ISO Administered Markets, Niagara Mohawk was charging the Partnership for transmission losses which it had calculated on an incremental basis, which the Partnership claimed resulted in a higher charge than if Niagara Mohawk had used an average basis for calculating such losses. On February 28, 2001, Niagara Mohawk paid the Partnership $2.3 million representing partial settlement of claims for transmission loss overcharges during the period of July 2, 1999 to November 17, 1999 and agreed that transmission losses for all periods not covered by the PSA would be settled by the Federal Energy Regulatory Commission (the "FERC") upon its review of a petition filed by the Partnership alleging the overcharge for transmission losses.

         Cost of sales for the first quarter of 2001 of $81.2 million was $16.0 million (25%) higher than in the corresponding period of last year due largely to an increase in fuel expense of $15.4 million resulting from higher energy rates during the first quarter of 2001 ($9.6 million), higher transportation costs ($1.1 million) and the January 1, 2001 scheduled commencement of the price risk management fee under the Partnership's long-term gas supply agreement ($4.7 million).

         Commencing January 1, 2001, the Partnership is obligated to pay to Enron each month a price risk management fee (the "Price Risk Management Fee") for gas scheduled or to be scheduled under the Partnership's long-term gas supply agreement, an amount equal to the lesser of (a) $1,554,850 for any month beginning in 2001 through 2005 and in any month thereafter $1,971,516 or (b) 1/12th of the aggregate Qualifying Project Cash Flow for that month and the immediately preceding 5 months (calculated without including any amounts payable in respect of the Price Risk Management Fee).

         Interest expense for the first quarter of 2001 of $14.2 million was $.2 million (1%) lower than in the corresponding period of last year due to lower outstanding amounts of long-term debt.

         For the first quarter of 2001, other income, net of $3.9 million consisted principally of a gain on the sale of certain interconnection facility assets to Niagara Mohawk under the PSA ($2.1 million), interest income ($1.6 million) and unrealized gains on the Partnership's restricted investments ($.2 million). For the first quarter of 2000, other income, net of $.4 million consisted of interest income ($1.3 million) and unrealized losses on the Partnership's restricted investments ($.9 million).

         The PSA noted above also had a provision for the partial settlement of a previous complaint filed by the Partnership with the FERC alleging that Niagara Mohawk had overcharged the Partnership for construction costs related to the construction and upgrade of Niagara Mohawk's transmission system (the "Interconnection Facilities") located at the Project. In accordance with the terms of the PSA on February 28, 2001, Niagara Mohawk paid the Partnership $15.1 million, representing the full fair-market value, to purchase a portion of the Interconnection Facilities from the Partnership. As a result, the Partnership recognized a gain on the sale of the Interconnection Facilities in the amount of $2.1 million.


LIQUIDITY AND CAPITAL RESOURCES

         Financing for the Project consisted of a loan to the Partnership by Sithe Funding of the proceeds of its issuance of $717.2 million of notes and bonds (the "Securities") and $60 million of capital contributions by the Partners. In addition, under a credit facility obtained by the Partners, one or more letters of credit may be issued in connection with their obligations pursuant to certain Project contracts, and, as of March 31, 2001, letters of credit aggregating $13.5 million were outstanding in connection with such obligations. Also, the Partnership has secured the Project's debt service reserve obligations with a letter of credit in the amount of $50 million. As of March 31, 2001, the Partnership had restricted funds and investments aggregating $118.4 million, including the Project's cumulative cash debt service reserve and major overhaul reserve of $33.0 million and $6.0 million, respectively. In addition, these restricted funds included $22.5 million that was utilized for April 2001 operating expenses, $43.5 million reserved for the June 2001 debt service payment and the balance available for transfer to the Partnership distribution account. Funds in the Partnership distribution account are available as additional operating and debt service reserves until such time as certain coverage ratios are achieved. To secure the Partnership's obligation to pay any amounts drawn under the debt service letter of credit, the letter of credit provider has been assigned a security interest and lien on all of the collateral in which the holders of the Securities have been assigned a security interest and lien.

         The Partnership is precluded from making distributions to Partners unless project reserve accounts are funded to specified levels and unless the required debt service coverage ratio is met. During the first quarter of 2001, the Partnership made distributions to its Partners in the amount of $32.1 million.

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


QUANTITATIVE  AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Partnership has investments in financial instruments subject to interest rate risk consisting of $90.4 million of restricted cash and cash equivalents and $28.1 million of restricted investments. In the case of restricted cash and cash equivalents, due to the short duration of these financial instruments, a 10% immediate change in interest rates would not have a material effect on the Partnership's financial condition. In the case of restricted investments, the resulting potential decrease in fair value from a 10% immediate change in interest rates would be approximately $.3 million.

         The Partnership's outstanding long-term debt at March 31, 2001 bears interest at fixed rates and therefore the Partnership's results of operations would not be affected by changes in interest rates as they apply to borrowings.

                          PART II -- OTHER INFORMATION



ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

     (a)    Exhibits:

            No exhibits were filed during the quarter covered by this report.

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

                                    SITHE/INDEPENDENCE FUNDING CORPORATION
                                    (REGISTRANT)

May 14, 2001                        /s/ Thomas M. Boehlert
                                    -----------------------
                                    THOMAS M. BOEHLERT
                                    CHIEF FINANCIAL OFFICER AND
                                       SENIOR VICE PRESIDENT
                                    (PRINCIPAL FINANCIAL AND
                                       ACCOUNTING OFFICER)



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

                                    SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                                    (REGISTRANT)

                                    By:    SITHE/INDEPENDENCE, INC.
                                           GENERAL PARTNER

May 14, 2001                               /s/ Thomas M. Boehlert
                                           ------------------------------------
                                           THOMAS M. BOEHLERT
                                           CHIEF FINANCIAL OFFICER AND
                                              SENIOR VICE PRESIDENT
                                           (PRINCIPAL FINANCIAL AND
                                              ACCOUNTING OFFICER)