Form 10-Q
period 2001-06-30
SITHE INDEPENDENCE FUNDING CORP; SITHE INDEPENDENCE POWER PARTNERS LP
filed 2001-08-14
CIK 899281, 899322

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and
       Exchange Act of 1934

       For the Quarterly Period Ended June 30, 2001

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


                                                                                              PAGE NO.

PART I   FINANCIAL INFORMATION

SITHE/INDEPENDENCE POWER PARTNERS, L.P.
(a Delaware Limited Partnership)

Financial Statements:
     Condensed Consolidated Balance Sheets as of June 30, 2001 (Unaudited)
        and December 31, 2000.......................................................................  3
     Condensed Consolidated Statements of Operations for the Three and Six Months
        Ended June 30, 2001 and 2000 (Unaudited)....................................................  4
     Condensed Consolidated Statement of Partners' Capital Deficiency for the Six Months
        Ended June 30, 2001 (Unaudited).............................................................  5
     Condensed Consolidated Statements of Cash Flows for the Six Months
        Ended June 30, 2001 and 2000 (Unaudited)....................................................  6
     Notes to Condensed Consolidated Financial Statements (Unaudited)...............................  7

Management's Discussion and Analysis of Financial Condition
    and Results of Operations....................................................................... 13

PART II   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.......................................................... 17

Signatures.......................................................................................... 20

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                 JUNE 30,       DECEMBER 31,
                                                                                   2001            2000
                                                                                 ---------      -----------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                     $     738      $   2,116
   Restricted cash and cash equivalents                                             92,545         52,287
   Restricted investments                                                           24,222         24,173
   Accounts receivable - trade                                                      35,582         52,463
   Fuel inventory and other current assets                                          21,740          7,079
   Current portion of transmission constraint contract derivative asset             19,553              0
                                                                                 ---------      ---------
        TOTAL CURRENT ASSETS                                                       194,380        138,118

PROPERTY, PLANT AND EQUIPMENT, AT COST:
   Land                                                                              5,010          5,010
   Electric and steam generating facilities                                        744,453        777,444
                                                                                 ---------      ---------
                                                                                   749,463        782,454
   Accumulated depreciation                                                       (121,118)      (116,680)
                                                                                 ---------      ---------
                                                                                   628,345        665,774


DEBT ISSUANCE COSTS                                                                  5,859          6,297
OTHER ASSETS                                                                         5,744         14,070
TRANSMISSION CONSTRAINT CONTRACT DERIVATIVE ASSET                                  148,576              0
                                                                                 ---------      ---------

   TOTAL ASSETS                                                                  $ 982,904      $ 824,259
                                                                                 =========      =========


LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)

CURRENT LIABILITIES:
   Trade payables                                                                $  32,158      $  30,461
   Accrued interest                                                                 27,609            154
   Current portion of long-term debt                                                47,811         32,431
   Current portion of transmission constraint contract derivative obligation        17,684              0
                                                                                 ---------      ---------
      TOTAL CURRENT LIABILITIES                                                    125,262         63,046

LONG-TERM DEBT:
   7.90% secured notes due 2002                                                     15,379         30,759
   8.50% secured bonds due 2007                                                    150,839        150,839
   9.00% secured bonds due 2013                                                    408,609        408,609
   Subordinated debt                                                               419,282              0
                                                                                 ---------      ---------
                                                                                   994,109        590,207

OTHER LIABILITIES                                                                    5,057          7,512

TRANSMISSION CONSTRAINT CONTRACT DERIVATIVE OBLIGATION                             148,061              0

COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL (DEFICIENCY)                                                    (289,585)       163,494
                                                                                 ---------      ---------

   TOTAL LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)                          $ 982,904      $ 824,259
                                                                                 =========      =========


            See notes to condensed consolidated financial statements

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                 (IN THOUSANDS)


                                                      THREE MONTHS                  SIX MONTHS
                                                     ENDED JUNE 30,                ENDED JUNE 30,
                                                ------------------------      ------------------------
                                                   2001           2000          2001            2000
                                                ---------      ---------      ---------      ---------

REVENUE                                         $ 104,175      $  96,080      $ 229,151      $ 193,186

COST OF SALES:
   Fuel                                            55,630         51,688        120,124        100,811
   Operations and maintenance                      13,298         11,718         24,988         22,746
   Depreciation                                     4,923          5,000          9,910          9,999
   Loss on project restructuring                  428,675              0        428,675              0
                                                ---------      ---------      ---------      ---------
                                                  502,526         68,406        583,697        133,556

OPERATING INCOME (LOSS)                          (398,351)        27,674       (354,546)        59,630

NON-OPERATING INCOME (EXPENSE):
   Interest expense                               (14,484)       (14,803)       (28,588)       (29,194)
   Interest and other income (expense), net          (491)         1,921          3,305          2,344
                                                ---------      ---------      ---------      ---------

NET INCOME (LOSS)                               ($413,326)     $  14,792      ($379,829)     $  32,780
                                                =========      =========      =========      =========

            See notes to condensed consolidated financial statements

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

 CONDENSED CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIENCY) (UNAUDITED)
                                 (IN THOUSANDS)


                                                                  TOTAL
                                    GENERAL       LIMITED        PARTNERS'
                                    PARTNER       PARTNERS        CAPITAL
                                   ---------      ---------      ---------

BALANCE, JANUARY 1, 2001           $   1,435      $ 162,059      $ 163,494

Net income (loss) and total
  comprehensive  income (loss)      (418,887)        39,058       (379,829)

Capital contribution                      35          3,504          3,539

Distributions to partners               (768)       (76,021)       (76,789)
                                   ---------      ---------      ---------

BALANCE, JUNE 30, 2001             $(418,185)     $ 128,600      $(289,585)
                                   =========      =========      =========


            See notes to condensed consolidated financial statements

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                       SIX MONTHS
                                                                                      ENDED JUNE 30,
                                                                                 ------------------------
                                                                                   2001           2000
                                                                                 ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                             ($379,829)     $  32,780
   Adjustments to reconcile net income (loss) to net cash
        provided by operating activities:
              Depreciation                                                           9,910          9,999
              Loss on project restructuring                                        428,675              0
              Unrealized gain on transmission constraint contract derivative        (2,384)             0
              Gain on sale of property, plant and equipment                           (173)             0
              Unrealized (gain) loss on marketable securities                         (112)           607
              Amortization of deferred financing costs                                 438            464
              Changes in operating assets and liabilities:
                    Accounts receivable - trade                                     16,881        (11,837)
                    Fuel inventory and other current assets                         (1,623)           517
                    Other assets                                                    (1,067)        (2,357)
                    Trade payables                                                   1,697             61
                    Accrued interest payable                                        27,455            (17)
                    Other liabilities                                               (2,455)           359
                                                                                 ---------      ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                           97,413         30,576
                                                                                 ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Proceeds from sale of fixed assets                                               15,075              0
   Capital expenditures                                                               (421)           (73)
   Restricted funds                                                                (40,195)         7,686
                                                                                 ---------      ---------

NET CASH PROVIDED BY (USED IN) USED IN INVESTING ACTIVITIES                        (25,541)         7,613
                                                                                 ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Distributions to partners                                                       (76,789)       (31,635)
   Principal payments on secured notes                                                   0         (9,648)
   Capital contribution                                                              3,539              0
                                                                                 ---------      ---------

NET CASH USED IN FINANCING ACTIVITIES                                              (73,250)       (41,283)
                                                                                 ---------      ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                           (1,378)        (3,094)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     2,116          6,076
                                                                                 ---------      ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $     738      $   2,982
                                                                                 =========      =========

SUPPLEMENTAL CASH FLOW INFORMATION Cash payments:

      Interest                                                                   $   1,133      $  28,747


            See notes to condensed consolidated financial statements

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. THE PARTNERSHIP

   Sithe/Independence Power Partners, L.P. (the "Partnership") was formed in November 1990 for a term of 50 years to develop, construct and own a natural gas-fired cogeneration facility having capacity of approximately 1,000 megawatts ("MW") located in the Town of Scriba, County of Oswego, New York (the "Project"). The Project began commercial operation for financial reporting purposes on December 29, 1994. The Partnership is a Delaware limited partnership formed by Sithe/Independence, Inc. (the "General Partner"), its sole general partner. The General Partner is an indirect wholly-owned subsidiary of Sithe Energies, Inc. ("Sithe Energies"). Prior to June 29, 2001, the limited partners of the Partnership were Sithe Energies and certain of its direct and indirect wholly-owned subsidiaries (the "Limited Partners"). On June 29, 2001 one of the Limited Partners sold its 40% ownership interest in the Partnership to Oswego Cogen Company, LLC ("Oswego Cogen"), an indirect, wholly-owned subsidiary of Enron Corp. Accordingly, as of June 30, 2001, the Partnership is owned 60% by Sithe Energies (directly and indirectly through its wholly-owned subsidiaries) and 40% by Oswego Cogen.

   Through June 30, 2001, the majority of the Project's capacity was sold to Consolidated Edison Company of New York, Inc. ("Con Edison") with the remainder of the capacity sold to Alcan Aluminum Corporation ("Alcan") and into the electric energy market administered by the New York Independent System Operator, Inc. (the "NYISO" or "ISO Administered Market"). The majority of the electric energy generated by the Project was sold into the ISO Administered Market, with the remainder of the generation sold to Niagara Mohawk Power Corporation ("Niagara Mohawk") and Alcan. Effective July 1, 2001, while the majority of the Project's capacity will continue to be sold to Con Edison, and up to 44 MW of the Project's capacity and associated energy will continue to be sold to Alcan, as discussed in Note 4, the Partnership has entered into tolling arrangements with Dynegy Power Marketing, Inc. ("DPM"), under which DPM will pay the Partnership tolling fees for the right to supply natural gas to the Project to be converted to electric energy.

2. BASIS OF PRESENTATION

   The accompanying condensed consolidated balance sheets at June 30, 2001 and December 31, 2000 and the condensed consolidated statements of operations for the three and six months ended June 30, 2001 and 2000 and cash flows for the six months ended June 30, 2001 and 2000 should be read in conjunction with the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2000 for the Partnership and its wholly-owned subsidiary, Sithe/Independence Funding Corporation ("Sithe Funding").

   The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year. The unaudited financial information at June 30, 2001 and for the three and six months ended June 30, 2001 and 2000 contains all adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the financial position and operating results for such periods.

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

   In June 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 prohibits the use of the pooling-of-interest method for business combinations initiated after June 30, 2001 and also applies to all business combinations accounted for by the purchase method that are completed after June 30, 2001. There are also transition provisions that apply to business combinations completed before July 1, 2001, that were accounted for by the purchase method. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 as to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The Partnership is currently evaluating the provisions of SFAS No. 141 and SFAS No. 142, which it has not yet adopted.

    Effective January 1, 2001, the Partnership adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended and interpreted, establishes accounting and reporting standards requiring that all derivatives, including certain derivative instruments embedded in other contracts be recorded in the balance sheet as either an asset or liability measured at their fair value. When specific hedge accounting criteria are not met, SFAS No. 133 requires that changes in a derivative's fair value be recognized currently in earnings. If a derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and the hedged item will be recognized in earnings. If the derivative is designated as a cash-flow hedge, changes in the fair value of the derivative will be recorded in other comprehensive income and will be recognized in the income statement when the hedged item affects earnings. SFAS No. 133 requires that an entity formally document, designate and perform ongoing assessments of the effectiveness of transactions that receive hedge accounting. The impact of the Partnership's adoption of SFAS No. 133 as of January 1, 2001 was not material.

   As of June 30, 2001, the Partnership had one derivative, a Transmission Congestion Contract ("TCC"), which is not designated as a hedge under SFAS No.
133. Effective with the September 1, 2000 consummation of the Amended and Restated Energy Purchase Agreement between the Partnership and Con Edison (the "Amended EPA"), all the electric energy generated by the Project is sold at the point where the Project delivers energy to the NYISO (the "Independence Bus"). The Partnership has a 20 year Transmission Services Agreement through November 14, 2014 with Niagara Mohawk (the "TSA"), under which Niagara Mohawk is obligated to transmit 853 MW from the Independence Bus to the point of interconnection between Niagara Mohawk's transmission system and Con Edison's transmission system (the "Pleasant Valley Bus"). As a result of the Amended EPA, the Partnership no longer transmits power under the TSA, and effective September 1, 2000, the Partnership converted its grandfathered physical transmission rights under the TSA to a financial TCC under the NYISO's open access transmission tariff. Under the TCC, the Partnership receives from, or pays to the NYISO, the product of (i) the positive or negative difference, respectively, between the locational based marginal price ("LBMP") per MWH at the Pleasant Valley Bus and the Independence Bus for each hour that is due to congestion, and
(ii) 853 MW. The Partnership continues to pay Niagara Mohawk under the TSA, which must remain in place as part of the TCC.

    Recent interpretations and deliberations of the FASB's Derivatives Implementation Group due to uncertainties as to whether contracts of this type are derivatives caused the Partnership to reevaluate the TCC and conclude that it is a derivative. As of and for the six months ended June 30, 2001, the Partnership recognized assets of $168.1 million, liabilities of $165.7 million and revenues of $2.4 million for the estimated fair value of amounts expected to be received and paid under the TCC.

    As discussed in Note 4, two of the agreements comprising the tolling arrangements that the Partnership entered into with DPM effective July 1, 2001 will be accounted for as derivatives which are not designated as hedges under SFAS No. 133, as amended and interpreted.

4.  PROJECT RESTRUCTURING

    On June 29, 2001, the Partnership (i) amended its long-term gas supply agreement with Enron North America Corp., as successor in interest by merger to Enron Power Services, Inc. ("Enron"); (ii) transferred its obligations under five of its seven gas transportation arrangements to Enron, which has agreed to assume such obligations; and (iii) entered into a tolling arrangement with DPM that commenced on July 1, 2001. Also on June 29, 2001, Sithe Energies, through an indirect, wholly owned subsidiary, sold a forty percent limited partnership interest in the Partnership to Oswego Cogen.

    GAS SUPPLY AGREEMENT AMENDMENT

    Prior to the June 29, 2001 amendment to the Partnership's long-term gas supply agreement, the Partnership recognized fuel expense for gas consumed at its plant based on pricing provided for in the Project's 20-year gas supply agreement with Enron. Pursuant to such agreement, the price for the first 116,000 MMBtu's of natural gas per day ("Tier I gas") was fixed for the first five years of the agreement and thereafter fluctuated with pricing based on a pre-determined multiple of Con Edison's actual avoided energy price (which, effective January 17, 2000, was determined by reference to the LBMP in the ISO Administered Market for energy at the Pleasant Valley Bus) as well as certain other payments made by Con Edison to the project. Up to an additional 76,291 MMBtu's of gas consumed per day by the Project ("Tier II gas") was priced based on the pre-determined multiple applied to Niagara Mohawk's "energy only" rate which was determined by the real time price at the Independence Bus in the ISO Administered Market.

    Enron maintained a notional tracking account to account for differences between the contract price and spot gas prices, except that there was no such tracking with respect to the Tier I gas during the first five years of the contract. The tracking account was increased if the then current spot gas price was greater than the contract price and was decreased if the then current spot gas price was lower that the contract price. Interest was accrued on the tracking account at 1% over prime.

    As a result of the amendment to the gas supply agreement, the Partnership and Enron agreed to terminate the Partnership's obligation to purchase natural gas from Enron and the tracking account balance of $419.3 million was fixed and converted to a secured subordinated loan (the "Tracking Account Loan") resulting in a $419.3 million charge, recorded as a loss on project restructuring on the Partnership's condensed consolidated statement of operations. The Tracking Account Loan is subordinate to the Partnership's secured notes and bonds (the "Securities") and to certain payments due to Con Edison under the Amended EPA.

    The Tracking Account Loan bears interest at an annual rate of 7%, which is payable semi-annually, beginning December 31, 2001 from cash distributable to the partners under the indenture pursuant to which the Securities were issued. The Tracking Account Loan will be repaid in 40 semi-annual principal payments commencing June 30, 2015.

    GAS TRANSPORTATION AGREEMENTS

    The Partnership had previously entered into long-term gas transportation agreements with seven pipeline companies in order to transport, on a firm basis, the natural gas purchased pursuant to the Partnership's then existing obligations under the gas supply agreement. In connection with the cancellation of the Partnership's fuel purchase obligations, Enron has assumed and agreed to perform all of the Partnership's future obligations for all but two of these gas transportation arrangements. The Partnership will continue to pay fixed demand charges under contracts with Niagara Mohawk and Empire State Pipeline.

    TOLLING ARRANGEMENTS

    The Partnership has entered into tolling arrangements for the Project with DPM and its affiliates which commenced on July 1, 2001 and run through 2014. Under the tolling arrangement (the "Tolling Agreement"), DPM will pay the Partnership a monthly tolling fee for the right (1) to supply natural gas to the Project, (2) to request the Partnership to run the Project as needed to convert such natural gas to electrical energy within certain efficiency parameters and
(3) to receive such electrical energy at an electrical transmission delivery point at the Project. Approximately sixty percent of the output of the Project is covered by the Tolling Agreement. DPM is responsible for payment of all natural gas commodity and transportation costs associated with the natural gas necessary to generate electric energy under the Tolling Agreement, except for demand charges due Niagara Mohawk and Empire State Pipeline, which remain the obligation of the Partnership. In addition to the monthly tolling fee, DPM will be required to pay the Partnership variable payments designed to reimburse the Partnership for its costs of operating and maintaining the Project. If the Project is not available, the Partnership will have the right to meet its contractual obligations under the Tolling Agreement by supplying electric energy from other sources. If the Project is not available and the Partnership does not supply replacement energy, the monthly tolling fee will be subject to an availability adjustment. However, the Project will not be responsible to DPM for any damages resulting from the Project's failure to deliver electric energy under the Tolling Agreement. DPM does not have a direct right to terminate the Tolling Agreement due to the unavailability of the Project.

    In addition, the Partnership has entered into a multi-agreement financial swap (collectively, the "Financial Swap Agreement") with respect to 375 MW.
To hedge its exposure under the Financial Swap Agreement, using natural gas supplied by Dynegy Canada Marketing and Trade ("DCMT"), the Partnership will generate electricity from forty percent of the Project and sell such electricity to the NYISO. DPM will pay the Partnership (i) a monthly fixed payment under the financial swap and (ii) a payment designed to cover the Partnership's costs of generating electric energy (including amounts paid under the gas supply agreement described below) from the Project's reserved capability. The Partnership will pay to DPM amounts equal to amounts received from the NYISO for the sales of energy associated with the reserved forty percent of the Project. In connection with the Financial Swap Agreement, affiliates of the General and Limited Partners will be obligated to provide a credit support reserve in the form of cash, letters of credit or corporate guarantees. The monthly fixed payments are subject to reduction if the Project is not available at a time DPM calls on the Financial Swap Agreement. However, the Partnership's exposure to damages under the Financial Swap Agreement (beyond the reductions in the monthly fixed payments) resulting from market energy prices at times that the Project is not available is limited over the life of the Financial Swap Agreement to the amount of the credit support reserve. If the credit support reserve is called upon, the Partnership is not obligated to replenish the reserve. The Financial Swap Agreement contains restrictions on the start and stop times and durations of the individual financial swaps designed to mirror the operational requirements of the Project. The Financial Swap Agreement will be in place through 2014.

    Pursuant to a gas supply agreement between the Partnership and DCMT (the "Gas Supply Agreement"), the Partnership will purchase from DCMT at a defined index price, all natural gas required to operate forty percent of the Project. The pricing under the Gas Supply Agreement is structured so that payments for natural gas associated with operation of the reserved capability are covered by the payments from DPM under the Financial Swap Agreement. In addition, if DCMT fails to deliver natural gas to the Project at any time that the Partnership is intending to operate the Project to sell electric energy to the NYISO to cover its exposure under the Financial Swap Agreement, DCMT is obligated to reimburse the Partnership at the NYISO market price for the amount of such electric energy.

    Under SFAS No. 133, as amended and interpreted, the Partnership will account for the Financial Swap Agreement and the Gas Supply Agreement as derivatives which are not designated as hedges. However, the Partnership believes that together, the Tolling Agreement, the Financial Swap Agreement and the Gas Supply Agreement eliminate the financial risks associated with the purchase of natural gas to operate the Project on a full-time, base load basis as well as eliminating the variable market prices associated with the marketing of power into the NYISO. The Partnership estimates that the Financial Swap Agreement and Gas Supply Agreement derivatives each had a zero fair value as of July 1, 2001.

    The Partnership, DPM, and Dynegy Marketing and Trade ("DMT") have entered into an energy management agreement (the "Energy Management Agreement"), whereby DMT is responsible for all bidding and scheduling of gas under the Gas Supply Agreement and the Tolling Agreement, and DPM is responsible for all bidding and scheduling of electric purchases and sales under the Tolling Agreement and resulting from the Financial Swap Agreement. Dynegy Holdings Inc., the parent of DPM, DCMT and DMT, guarantees certain obligations of DPM, DCMT and DMT under the Tolling Agreement, the Financial Swap Agreement, the Gas Supply Agreement and the Energy Management Agreement pursuant to four separate Guaranty Agreements.

    OTHER

    The Partnership recognized an additional $9.4 million loss on project restructuring to write-off prepaid equalization fees that were included in other assets. The $9.4 million balance of prepaid equalization fees represented the difference between the six annual $3.0 million equalization payments made to Niagara Mohawk between December 31, 1995 and December 31, 2000 and the amortization of such fees over the 22 year term of the Alcan Energy Sales Contract. The Partnership is no longer obligated to make the four remaining annual equalization fee payments to Niagara Mohawk.

5.  COMMITMENTS AND CONTINGENCIES

      LITIGATION AND CLAIMS

    On March 29, 1995, the Partnership filed a petition with the Federal Energy Regulatory Commission (the "FERC") alleging Niagara Mohawk has been overcharging for the transmission of electricity in violation of the FERC policy by calculating transmission losses on an incremental basis. The Partnership believes that transmission losses should be calculated on an average basis. The Partnership had been recording its transmission expense at the disputed, higher rate. The Partnership requested that the FERC order Niagara Mohawk to recalculate the transmission losses beginning in October 1994, when it began wheeling power from the Project. In September 1996, the FERC issued an order dismissing the Partnership's complaint and requiring Niagara Mohawk to provide the Partnership with information regarding the calculation of transmission losses. In October 1996, the Partnership filed a request for rehearing of the FERC's order which was denied by the FERC. In December 1997, the Partnership filed a petition for review of the FERC orders in the United States Court of Appeals. On January 29, 1999, the Court of Appeals found the FERC had not engaged in reasoned decision-making or reached conclusions supported by the record in the underlying proceeding, and therefore remanded the case to the FERC for further proceedings. On June 28, 2001, the Partnership entered into a settlement agreement (the "Settlement") with Niagara Mohawk which superceded a previous, partial settlement agreement (the "PSA") dated February 23, 2001. Under the terms of the Settlement, $2.3 million paid by Niagara Mohawk to the Partnership under the PSA on March 2, 2001 now represents full settlement of all claims for transmission loss overcharges. The terms of the Settlement also stipulate that the TSA between Niagara Mohawk and the Partnership be amended to provide that the currently effective firm transmission rate be fixed at $1.76 per kw/month and the currently effective contract demand of 853 MW be fixed for the period commencing on July 2, 1999 and ending December 31, 2005. The $2.3 million was recognized as revenue in the first quarter of 2001.

    The Settlement also supercedes the PSA and fully settles a previous complaint filed with the FERC by the Partnership seeking reimbursement of approximately $63.0 million for overcharges by Niagara Mohawk for the construction and upgrade of Niagara Mohawk's transmission system (the "Interconnection Facilities") for the purpose of connecting the Project to the Interconnection Facilities. Under the PSA, on March 2, 2001 Niagara Mohawk paid the Partnership $15.1 million to purchase the assets defined as the Interconnection Facilities under the PSA with a book value of $13.0 million, resulting in a $2.1 million gain which was included in interest and other income for the first quarter of 2001. The Settlement changed the purchase price and the definition of the assets included in the Interconnection Facilities, and on August 1, 2001 Niagara Mohawk paid an additional $13.0 million to the Partnership for the Interconnection Facilities. As a result, during the second quarter of 2001, the Partnership reversed $1.9 of the $2.1 million gain recognized in the first quarter resulting in a net $.2 million gain from the sale of the Interconnection Facilities for the six months ended June 30, 2001, representing the difference between the $28.1 million proceeds received from Niagara Mohawk under the Settlement, and the net book value of the Interconnection Facility assets of $27.9 million. The Settlement, together with the related amendments to the TSA and the Interconnection Agreement, have been submitted to the FERC for approval. Although FERC approval of the Settlement is still pending as of the date hereof, the Partnership anticipates that the FERC will ultimately approve the Settlement.

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

    Revenue for the second quarter of 2001 of $104.2 million was $8.1 million (8%) higher than in the corresponding period of last year. $5.7 million of this increase was due to higher net generation and sales of installed capacity and ancillary services offset by the effect of lower energy rates received during the period, and the remaining $2.4 million increase was due to the change in estimated fair value of the TCC.

    Cost of sales, exclusive of the loss on project restructuring discussed below, for the second quarter of 2001 of $73.9 million was $5.4 million (8%) higher than in the corresponding period of last year due largely to higher fuel expense resulting from higher net generation and the price risk management fee under the Partnership's long-term gas supply agreement as well as higher operations and maintenance expense due largely to higher maintenance costs associated with scheduled equipment maintenance which took place in April and May of 2001 and a contractual price increase under the Partnership's long-term equipment maintenance contract.

    On June 29, 2001, the Partnership entered into a series of transactions which included (i) an amendment to the Partnership's long-term gas supply agreement with Enron which effectively terminated the Partnership's obligation to purchase natural gas from Enron, (ii) the transfer of its obligations under five of its seven gas transportation arrangements to Enron,
(iii) a tolling arrangement with Dynegy Power Marketing, Inc. which commenced on July 1, 2001 and (iv) the sale of a 40% limited partnership interest in the Partnership to Oswego Cogen Company, LLC, an indirect wholly-owned subsidiary of Enron Corp.

    As a result of the amendment to the gas supply agreement, the Partnership and Enron agreed to terminate the Partnership's obligation to purchase natural gas from Enron and the tracking account balance of $419.3 million was fixed and converted to a secured subordinated loan (the "Tracking Account Loan") resulting in a $419.3 million charge, recorded as a loss on project restructuring on the Partnership's condensed consolidated statement of operations. The Tracking Account Loan is subordinate to the Securities and to certain payments due to Con Edison under the Amended EPA.

    The Partnership recognized an additional $9.4 million loss on project restructuring to write-off prepaid equalization fees that were included in other assets. The $9.4 million balance of prepaid equalization fees represented the difference between the six annual $3.0 million equalization payments made to Niagara Mohawk between December 31, 1995 and December 31, 2000 and the amortization of such fees over the 22 year term of the Alcan Energy Sales Contract. The Partnership is no longer obligated to make the four remaining annual equalization fee payments to Niagara Mohawk.

    Interest expense for the second quarter of 2001 of $14.5 million was $.3 million (2%) lower than the corresponding period of last year due to lower outstanding amounts of long-term debt.

    Interest and other expense for the second quarter of 2001 of $.5 million consists of $1.4 million of interest income offset by the reversal of a portion of the gain on sale of the Interconnection Facilities of $1.9 million that was recorded during the first quarter of 2001 under the terms of a partial settlement agreement and later superceded by a revised settlement agreement discussed below.

    At June 30, 2001, the current portion of long-term debt and accrued interest payable were $15.4 million and $27.5 million higher than the end of December 31, 2000 due to the fact that the principal and interest payment scheduled for June 30, 2001, which was a weekend, was not made until the next business day which was July 2, 2001.

    Revenue for the six months ended June 30, 2001 of $229.2 million was $36.0 million (19%) higher than in the corresponding period of last year. $33.6 million of this increase was due to higher net generation, higher average energy rates received during the period, sales of installed capacity and ancillary services, incremental revenue from selling gas instead of generating electricity and final settlement of a dispute with Niagara Mohawk regarding transmission loss overcharges discussed below. The remaining $2.4 million increase was due to the change in estimated fair value of the TCC.

    On June 28, 2001, the Partnership entered into a settlement agreement (the "Settlement") with Niagara Mohawk which superceded a previous, partial settlement agreement (the "PSA") dated February 23, 2001. Under the terms of the Settlement, $2.3 million paid by Niagara Mohawk to the Partnership under the PSA on March 2, 2001 now represents full settlement of all claims for transmission loss overcharges. The terms of the Settlement also stipulate that the TSA between Niagara Mohawk and the Partnership be amended to provide that the currently effective firm transmission rate be fixed at $1.76 per kw/month and the currently effective contract demand of 853 MW be fixed for the period commencing on July 2, 1999 and ending December 31, 2005.

    Cost of sales, exclusive of the loss on project restructuring, for the six months ended June 30, 2001 of $155.0 million was $21.5 million (16%) higher than in the corresponding period of last year due largely to higher fuel expense resulting from higher net generation, increased fuel costs due to higher average energy rates during the period and the price risk management fee, which commenced January 1, 2001 under the Partnership's long-term gas supply agreement, as well as higher operations and maintenance expense due largely to higher maintenance costs associated with scheduled equipment maintenance during the second quarter of 2001 and a contractual price increase under the Partnership's long-term equipment maintenance contract.

    Interest expense for the six months ended June 30, 2001 of $28.6 million was $.6 million (2%) lower than in the corresponding period of last year due to lower outstanding amounts of long-term debt.

    Interest and other income, net for the six months ended June 30, 2001 of $3.3 million consisted of interest income ($2.8 million), unrealized gains on the Partnership's restricted investments ($.3 million) and a net gain on the sale of the Interconnection Facilities to Niagara Mohawk in accordance with the terms of the Settlement ($.2 million) discussed below.

    The Settlement also supercedes the PSA and fully settles a previous complaint filed with the FERC by the Partnership seeking reimbursement of approximately $63.0 million for overcharges by Niagara Mohawk for the construction and upgrade of Niagara Mohawk's transmission system (the "Interconnection Facilities") for the purpose of connecting the Project to the Interconnection Facilities. Under the PSA, on March 2, 2001 Niagara Mohawk paid the Partnership $15.1 million to purchase the assets defined as the Interconnection Facilities under the PSA with a book value of $13.0 million, resulting in a $2.1 million gain which was included in interest and other income for the first quarter of 2001. The Settlement changed the purchase price and the definition of the assets included in the Interconnection Facilities, and on August 1, 2001 Niagara Mohawk paid an additional $13.0 million to the Partnership for the Interconnection Facilities. As a result, during the second quarter of 2001, the Partnership reversed $1.9 of the $2.1 million gain recognized in the first quarter resulting in a net $.2 million gain from the sale of the Interconnection Facilities for the six months ended June 30, 2001, representing the difference between the $28.1 million proceeds received from Niagara Mohawk under the

Settlement, and the net book value of the Interconnection Facility assets of $27.9 million. At June 30, 2001, the $13.0 million due from Niagara Mohawk was included in other current assets.

LIQUIDITY AND CAPITAL RESOURCES

    Financing for the Project consisted of a loan to the Partnership by Sithe Funding of the proceeds of its issuance of $717.2 million of the Securities and $60 million of capital contributions by the Partners. In addition, under a credit facility obtained by the Partners, one or more letters of credit may be issued in connection with their obligations pursuant to certain Project contracts, and, as of June 30, 2001, letters of credit aggregating $7.3 million were outstanding in connection with such obligations. Also, the Partnership has secured the Project's debt service reserve obligations with a letter of credit in the amount of $50 million. As of June 30, 2001, the Partnership had restricted funds and investments aggregating $116.8 million, including the Project's cumulative cash debt service reserve and major overhaul reserve of $33.0 million and $6.0 million, respectively. In addition, these restricted funds included $33.0 million that was utilized for July 2001 operating expenses, $43.5 million used for the June 2001 debt service payment made on July 2, 2001 and the balance reserved for the December 2001 debt service payment. Funds in the Partnership distribution account are available as additional operating and debt service reserves until such time as certain coverage ratios are achieved. To secure the Partnership's obligation to pay any amounts drawn under the debt service letter of credit, the letter of credit provider has been assigned a security interest and lien on all of the collateral in which the holders of the Securities have been assigned a security interest and lien. The Tracking Account Loan bears interest at 7%, which is payable semi-annually, beginning December 31, 2001 from cash distributable to the partners in accordance with the terms of the Securities. The Tracking Account Loan will be repaid in 40 semi-annual principal payments commencing on June 30, 2015.

    The Partnership is precluded from making distributions to Partners unless project reserve accounts are funded to specified levels and unless the required debt service coverage ratio is met. During the first six months of 2001, the Partnership made distributions to its Partners in the amount of $76.8 million.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Partnership uses the sensitivity analysis methodology to disclose the quantitative information for interest rate and commodity price risks. The sensitivity analysis estimates the potential loss of fair value from market risk sensitive instruments due to a 10% unfavorable change in interest rates and commodity prices.

    INTEREST RATE RISK

    The Partnership has investments in financial instruments subject to interest rate risk consisting of $92.5 million of restricted cash and cash equivalents and $24.2 million of restricted investments. In the case of restricted cash and cash equivalents, due to the short duration of these financial instruments, a 10% immediate change in interest rates would not have a material effect on the Partnership's financial condition. In the case of restricted investments, the resulting potential decrease in fair value from a 10% immediate change in interest rates would be approximately $.3 million.

    The Partnership's outstanding long-term debt at June 30, 2001 bears interest at fixed rates and therefore the Partnership's results of operations would not be affected by changes in interest rates as they apply to borrowings.

    COMMODITY PRICE RISK

    The Partnership is subject to commodity price risk on the fair value of the TCC from changes in the differential between the LBMP at the Pleasant Valley Bus and the Independence Bus due to congestion. The Partnership estimates that a 10% decrease in this differential would decrease the estimate fair value of the TCC assets by $16.8 million.

                          PART II -- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits:


         Exhibit No.                         Description of Exhibit
         -----------                         ----------------------

            3.9                           Amended and Restated Agreement of
                                          Limited Partnership of
                                          Sithe/Independence Power Partners,
                                          L.P. (the "Partnership") dated as of
                                          June 29, 2001 among
                                          Sithe/Independence, Inc., Sithe
                                          Energies, Inc., Sithe Energies U.S.A.,
                                          Inc., Mitex, Inc. and Cogeneration
                                          National Corporation.

            3.10                          Second Amended and Restated Agreement
                                          of Limited Partnership of the
                                          Partnership dated as of June 29, 2001
                                          among Sithe/Independence, Inc., Sithe
                                          Energies, Inc., Sithe Energies U.S.A.,
                                          Inc., Mitex, Inc. and Oswego Cogen
                                          Company, LLC.

            10.3                          Power Purchase Agreements

            10.3.15*                      Tolling Agreement dated as of July 1,
                                          2001 between the Partnership and
                                          Dynegy Power Marketing, Inc.

            10.3.16                       ISDA Master Agreement dated as of July
                                          1, 2001 between the Partnership and
                                          Dynegy Power Marketing, Inc.

            10.3.17*                      Schedule to the Master Agreement dated
                                          as of July 1, 2001 between Dynegy
                                          Power Marketing, Inc. and the
                                          Partnership.

            10.3.18*                      Confirmation #1A, regarding the Master
                                          Agreement, between Dynegy Power
                                          Marketing, Inc. and the Partnership,
                                          dated July 1, 2001.

            10.3.19*                      Energy Management Agreement dated as
                                          of July 1, 2001 by and among Dynegy
                                          Marketing and Trade, Dynegy Power
                                          Marketing, Inc. and the Partnership.


         Exhibit No.                         Description of Exhibit
         -----------                         ----------------------

            10.3.20                       Second Amendment to Energy Purchase
                                          Agreement dated as of June 28, 2001
                                          between the Partnership and Niagara
                                          Mohawk Power Corporation.

            10.5                          Transmission Agreements

            10.5.3                        Amended and Restated Transmission
                                          Services Agreement dated as of June
                                          29, 2001 between the Partnership and
                                          Niagara Mohawk Power Corporation.

            10.5.4                        Settlement Agreement dated June 28,
                                          2001 between the Partnership and
                                          Niagara Mohawk Power Corporation and
                                          relating to Docket Nos. EL99-65-000
                                          and EL-95-38-000.

            10.6                          Interconnection Agreements

            10.6.5                        Amended and Restated Inter- connection
                                          Agreement dated as of June 29, 2001
                                          between the Partnership and Niagara
                                          Mohawk Power Corporation.

            10.7                          Gas Supply Agreements

            10.7.10                       Tenth Amendment to Amended and
                                          Restated Base Gas Sales Agreement
                                          dated as of June 29, 2001 by and
                                          between Enron North America Corp. and
                                          the Partnership.

            10.7.11*                      Gas Supply Agreement dated as of July
                                          1, 2001 between the Partnership and
                                          Dynegy Canada Marketing and Trade (a
                                          division of Dynegy Canada Inc.).

            10.8                          Gas Transportation Agreements

            10.8.30                       Assignment and Assumption Agreement
                                          dated as of June 29, 2001 by and
                                          between the Partnership and Enron
                                          North America Corp.


         Exhibit No.                         Description of Exhibit
         -----------                         ----------------------

            10.8.31                       Capacity Release Transfer Agreement
                                          dated as of June 29, 2001 by and
                                          between the Partnership and Enron
                                          North America Corp.

            10.12.5*                      Financial Swap Credit Support
                                          Contribution Agreement dated as of
                                          June 30, 2001 among Enron Corp.,
                                          Exelon Generation Company, L.L.C. and
                                          the Partnership.

            * Certain confidential portions of this exhibit were omitted by means of redacting a portion of the text. This exhibit has been filed separately with the Secretary of the SEC without such text pursuant to an Application Requesting Confidential Treatment under Rule 24b-2 under the Securities Exchange Act.

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

                                      Sithe/Independence Funding Corporation
                                      --------------------------------------
                                      (REGISTRANT)

August 14, 2001                       /s/ Thomas M. Boehlert
                                      ------------------------------
                                      THOMAS M. BOEHLERT
                                      CHIEF FINANCIAL OFFICER AND
                                        SENIOR VICE PRESIDENT
                                      (PRINCIPAL FINANCIAL AND
                                         ACCOUNTING OFFICER)



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

                                      Sithe/Independence Power Partners, L.P.
                                      ---------------------------------------
                                      (REGISTRANT)

                                      By: Sithe/Independence, Inc.
                                          ------------------------
                                          GENERAL PARTNER

August 14, 2001                           /s/ Thomas M. Boehlert
                                          -----------------------------------
                                          THOMAS M. BOEHLERT
                                          CHIEF FINANCIAL OFFICER AND
                                            SENIOR VICE PRESIDENT
                                          (PRINCIPAL FINANCIAL AND
                                             ACCOUNTING OFFICER)