Form 10-Q
period 2002-03-31
SITHE INDEPENDENCE FUNDING CORP; SITHE INDEPENDENCE POWER PARTNERS LP
filed 2002-05-15
CIK 899281, 899322

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and
         Exchange Act of 1934 For the Quarterly Period Ended March 31, 2002

     [ ]Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From ______________ to
         -------------

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

SITHE/INDEPENDENCE POWER PARTNERS, L.P.
(a Delaware Limited Partnership)

Financial Statements:

     Condensed Consolidated Balance Sheets as of March 31, 2002 (Unaudited)
        and December 31, 2001.......................................................................  3
     Condensed Consolidated Statements of Operations for the Three Months
        Ended March 31, 2002 and 2001 (Unaudited)...................................................  4
     Condensed Consolidated Statement of Partners' Deficiency for the Three
        Months Ended March 31, 2002 (Unaudited).....................................................  5
     Condensed Consolidated Statements of Cash Flows for the Three Months
        Ended March 31, 2002 and 2001 (Unaudited)...................................................  6
     Notes to Condensed Consolidated Financial Statements  (Unaudited)..............................  7

Management's Discussion and Analysis of Financial Condition
    and Results of Operations.....................................................................   10

PART II   OTHER INFORMATION

Item 6.         Exhibits and Reports on Form 8-K...................................................  15

Signatures      ...................................................................................  16



                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                   MARCH 31,           DECEMBER 31,
                                                                                     2002                 2001
                                                                                 (UNAUDITED)            (AUDITED)
                                                                                 -----------            ---------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                   $        2,094         $          4
   Restricted cash and cash equivalents                                                66,405               45,741
   Restricted investments                                                              31,041               19,971
   Accounts receivable - trade                                                         27,722               29,765
   Fuel inventory and other current assets                                              5,815                4,609
   Current portion of transmission congestion contract derivative asset                12,252                9,452
   Current portion of financial swap derivative asset                                   3,289                6,930
                                                                               --------------         ------------
        TOTAL CURRENT ASSETS                                                          148,618              116,472

PROPERTY, PLANT AND EQUIPMENT, AT COST:
   Land                                                                                 4,862                4,862
   Electric and steam generating facilities                                           747,485              747,040
                                                                               --------------         ------------
                                                                                      752,347              751,902
   Accumulated depreciation                                                          (135,693)            (130,876)
                                                                               --------------         ------------
                                                                                      616,654              621,026

DEBT ISSUANCE COSTS                                                                     5,236                5,434
OTHER ASSETS                                                                            6,234                7,026
TRANSMISSION CONGESTION CONTRACT DERIVATIVE ASSET                                     138,952              139,778
FINANCIAL SWAP DERIVATIVE ASSET                                                        45,829               59,649
                                                                               --------------         ------------
TOTAL ASSETS                                                                   $      961,523         $    949,385
                                                                               ==============         ============

LIABILITIES AND PARTNERS' DEFICIENCY

CURRENT LIABILITIES:
   Trade payables                                                              $       14,171         $     18,563
   Accrued interest                                                                    22,890                2,646
   Current portion of long-term debt                                                   30,759               30,759
   Current portion of transmission congestion contract derivative obligation           17,823               19,327
                                                                               --------------         ------------
      TOTAL CURRENT LIABILITIES                                                        85,643               71,295

LONG-TERM DEBT:
   8.50% secured bonds due 2007                                                       150,839              150,839
   9.00% secured bonds due 2013                                                       408,609              408,609
   Subordinated debt                                                                  419,282              419,282
                                                                               --------------         ------------
                                                                                      978,730              978,730

OTHER LIABILITIES                                                                       1,297                1,486

TRANSMISSION CONGESTION CONTRACT DERIVATIVE OBLIGATION                                145,476              148,777

COMMITMENTS AND CONTINGENCIES                                                               -                    -

PARTNERS' DEFICIENCY                                                                 (249,623)            (250,903)
                                                                               --------------         ------------

TOTAL LIABILITIES AND PARTNERS' DEFICIENCY                                     $      961,523         $    949,385
                                                                               ==============         ============

                            See notes to condensed consolidated financial statements.

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                     -------------------
                                                                      2002           2001
                                                                      ----           ----
REVENUE                                                           $     62,459     $   124,976
                                                                  ------------     -----------
COST OF SALES:
   Fuel                                                                 23,859          64,494
   Operations and maintenance                                           12,571          11,690
   Depreciation                                                          4,817           4,987
                                                                  ------------     -----------
                                                                        41,247          81,171
                                                                  ------------     -----------
OPERATING INCOME                                                        21,212          43,805

NON-OPERATING INCOME (EXPENSE):
   Interest expense                                                    (20,172)        (14,104)
   Interest and other income, net                                          240           3,796
                                                                  ------------     -----------
NET INCOME                                                        $      1,280     $    33,497
                                                                  ============     ===========

                   See notes to condensed consolidated financial statements.

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

      CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIENCY (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                            Total
                                                                   General             Limited            Partners'
                                                                   Partner             Partners          Deficiency
                                                                   -------             --------          ----------
BALANCE, JANUARY 1, 2002                                         $    (417,978)      $    167,075       $     (250,903)

Net income (loss) and total comprehensive income (loss)                    (21)             1,301                1,280

                                                                 -------------       ------------       --------------
BALANCE, MARCH 31, 2002                                          $    (417,999)      $    168,376       $     (249,623)
                                                                 =============       ============       ==============




                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                              THREE MONTHS ENDED
                                                                                   March 31,
                                                                             ---------------------
                                                                             2002              2001
                                                                             ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                             $    1,280      $   33,497
   Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation                                                           4,817           4,987
        Unrealized loss on derivatives                                        10,682               -
        Gain on sale of fixed assets                                               -          (2,071)
        Amortization of deferred financing costs                                 198             219
        Unrealized (gain) loss on marketable securities                           39            (110)
        Changes in operating assets and liabilities:
              Accounts receivable - trade                                      2,043           9,697
              Fuel inventory and other current assets                         (1,206)         (1,485)
              Other assets                                                       792            (476)
              Trade payables                                                  (4,392)          4,541
              Accrued interest                                                20,244          13,647
              Other liabilities                                                 (189)         (6,476)
                                                                          ----------      ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                     34,308          55,970
                                                                          ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of fixed assets                                              -          15,075
   Capital expenditures                                                         (445)            (51)
   Restricted funds, net                                                     (31,773)        (41,875)
                                                                          ----------      ----------
NET CASH USED IN INVESTING ACTIVITIES                                        (32,218)        (26,851)
                                                                          ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to partners                                                       -         (32,113)
   Capital contribution                                                            -           3,539
                                                                          ----------      ----------
NET CASH USED IN FINANCING ACTIVITIES                                              -         (28,574)
                                                                          ----------      ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                      2,090             545

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   4           2,116
                                                                          ----------      ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $    2,094      $    2,661
                                                                          ==========      ==========

SUPPLEMENTAL CASH FLOW INFORMATION
   Cash payments for interest                                             $        -      $        -



                           See notes to condensed consolidated financial statements.


                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (a Delaware Limited Partnership)

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


1.   THE PARTNERSHIP


     Sithe/Independence Power Partners, L.P. (the "Partnership") was formed in November 1990 for a term of 50 years to develop, construct and own a natural gas-fired cogeneration facility having capacity of approximately 1,000 megawatts ("MW") located in the Town of Scriba, County of Oswego, New York (the "Project"). The Project began commercial operation for financial reporting purposes on December 29, 1994. The Partnership is a Delaware limited partnership formed by Sithe/Independence, Inc. (the "General Partner"), its sole general partner. The General Partner is an indirect wholly-owned subsidiary of Sithe Energies, Inc. ("Sithe Energies"). Prior to June 29, 2001, the limited partners of the Partnership were Sithe Energies and certain of its direct and indirect wholly-owned subsidiaries (the "Limited Partners"). On June 29, 2001 one of the Limited Partners sold its 40% ownership interest in the Partnership to Oswego Cogen Company, LLC ("Oswego Cogen"), an indirect, wholly-owned subsidiary of Enron Corp. Accordingly, as of March 31, 2002, the Partnership is owned 60% by Sithe Energies (directly and indirectly through its wholly-owned subsidiaries) and 40% by Oswego Cogen.

     Through June 30, 2001, the majority of the Project's capacity was sold to Consolidated Edison Company of New York, Inc. ("Con Edison") with the remainder of the capacity sold to Alcan Aluminum Corporation ("Alcan") and into the electric energy market administered by the New York Independent System Operator, Inc. (the "NYISO" or "ISO Administered Market"). The majority of the electric energy generated by the Project was sold into the ISO Administered Market, with the remainder of the generation sold to Niagara Mohawk Power Corporation ("Niagara Mohawk") and Alcan. Effective July 1, 2001, while the majority of the Project's capacity will continue to be sold to Con Edison, and up to 44 MW of the Project's capacity and associated energy will continue to be sold to Alcan, the Partnership has entered into tolling arrangements (the "Tolling Agreement") with Dynegy Power Marketing, Inc. ("DPM"), under which DPM pays the Partnership tolling fees for the right to supply natural gas to the Project to be converted to electric energy.


2.   BASIS OF PRESENTATION

     The accompanying condensed consolidated balance sheets at March 31, 2002 and December 31, 2001 and the condensed consolidated statements of operations and cash flows for the three months ended March 31, 2002 and 2001 and the condensed consolidated statements of partners deficiency for the three months ended March 31, 2002 should be read in conjunction with the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2001 for the Partnership and its wholly-owned subsidiary, Sithe/Independence Funding Corporation ("Sithe Funding").

     The results of operations for the three months ended March 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year. The unaudited financial information at March 31, 2002 and for the three months ended March 31, 2002 and 2001 contains all adjustments, consisting only of normal recurring adjustments, which management considers necessary for a fair presentation of the financial position and operating results for such periods.

3.       RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 143, "Accounting for Asset Retirement Obligations". In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

     On January 1, 2002, the Partnership adopted the provisions of SFAS No. 142 which became effective for fiscal years beginning after December 15, 2001 for all goodwill and other intangible assets recognized in an entities statement of financial position regardless of when such assets were initially recognized. The adoption of SFAS No. 142 had no impact on the Partnership's results of operations or financial position.

     SFAS No. 143 requires that asset retirement obligations be reported at fair value in the period incurred for fiscal years beginning after June 15, 2002 and recognized as expense in subsequent periods. The Partnership is currently evaluating the provisions of SFAS No. 143, which it has not yet adopted.

     On January 1, 2002, the Partnership adopted the provisions of SFAS No. 144 which became effective for fiscal years beginning after December 15, 2001. SFAS No. 144 requires one accounting model to be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired and retains the previous recognition and measurement standards for impairment losses. The adoption of SFAS No. 144 had no impact on the Partnership's results of operations or financial position.


4.   DERIVATIVE INSTRUMENTS

     Effective January 1, 2001, the Partnership adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended and interpreted, establishes accounting and reporting standards requiring that all derivatives, including certain derivative instruments embedded in other contracts be recorded in the balance sheet as either an asset or liability measured at their fair value. When specific hedge accounting criteria are not met, SFAS No. 133 requires that changes in a derivative's fair value be recognized currently in earnings. If a derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and the hedged item will be recognized in earnings. If the derivative is designated as a cash-flow hedge, changes in the fair value of the derivative will be recorded in other comprehensive income and will be recognized in the income statement when the hedged item affects earnings. SFAS No. 133 requires that an entity formally document, designate and perform ongoing assessments of the effectiveness of transactions that receive hedge accounting. Ongoing discussions and interpretations of SFAS No. 133 by the FASB could alter the definition of derivative instruments. The Partnership has implemented SFAS No. 133 based upon current rules and guidance, and any changes in these rules and guidance could impact the Partnership's subsequent reported operating results.

     As of March 31, 2002, the Partnership had three derivatives, a Transmission Congestion Contract ("TCC") and a multi-agreement financial swap (the "Financial Swap Agreement") and a gas supply agreement (the "Gas Supply Agreement"), which are part of the Tolling Agreement with DPM. None of these derivatives are designated as hedges under SFAS No. 133.

      As of March 31, 2002, the Partnership recorded the TCC at fair value by recognizing a current asset of $12.3 million, a long-term asset of $138.9 million, a current liability of $17.8 million, a long-term obligation of $145.5 million and additional revenue of $6.8 million.

     Although, the Partnership accounts for the Financial Swap Agreement and the Gas Supply Agreement as derivatives which are not designated as hedges, the Partnership believes that together, the Tolling Agreement, the Financial Swap Agreement and the Gas Supply Agreement eliminate the financial risks associated with the purchase of natural gas to operate the Project on a full-time, base load basis as well as eliminating the variable market prices associated with the marketing of power into the NYISO. As of March 31, 2002, the Partnership recorded the Financial Swap Agreement at fair value by recognizing a current asset of $3.3 million, a long-term asset of $45.8 million and a charge to income of $17.5 million reflected as a reduction of revenue on the Partnership's Statement of Operations. Since natural gas purchased by the Partnership under the Gas Supply Agreement is at current market price, this derivative had a zero fair value at March 31, 2002.

                     SITHE/INDEPENDENCE POWER PARTNERS, L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS



     Revenue for the first quarter of 2002 of $62.5 million was $62.5 million (50%) lower than in the corresponding period last year. Of this decrease, $47.1 million was attributable to the fact that the Partnership operated the Project under tolling arrangements with DPM in the first quarter of 2002 versus the corresponding period of last year when the majority of the Project's output was sold to the NYISO and Niagara Mohawk with the energy rates based on locational based marginal prices ("LBMP") as determined by the NYISO. The remaining $15.4 million decrease from the corresponding period of last year resulted from a $17.5 million decrease in the estimated fair value of the Financial Swap Agreement, a $3.3 million decrease in TCC revenue and a $1.0 million decrease in ancillary services revenue, as well as the fact that the first quarter of 2001 reflected $2.3 million of additional revenue for the settlement of claims against Niagara Mohawk for transmission loss overcharges and $1.3 million of incremental revenue from selling gas instead of generating electricity, offset in part by a $6.8 million increase in the estimated fair value of the TCC during the first quarter of 2002 and $3.2 million of higher capacity revenue in the first quarter of 2002 versus the corresponding period of last year.

     Cost of sales for the first quarter of 2002 of $41.2 million was $39.9 million (49%) lower than in the corresponding period of last year. The commencement of the tolling arrangements with DPM and an amendment to the Partnership's gas supply agreement with Enron, which eliminated the Partnership's obligation to purchase natural gas from Enron and transferred to Enron its obligations under five of the Partnership's seven fuel transportation arrangements, resulted in a $40.6 million decrease in fuel expense when compared to the corresponding period of last year. In addition, operations and maintenance expense for the first quarter of 2002 was approximately $.9 million higher than in the corresponding period of last year and depreciation expense was approximately $.2 million lower for the first quarter of 2002 than in the corresponding period of last year.

     Interest expense for the first quarter of 2002 of $20.2 million was $6.1 million (43%) higher than the corresponding period of last year due to $7.2 million of interest expense on the $419.3 million subordinated tracking account loan (the "Tracking Account Loan"), offset by $1.1 million of lower interest expense due to the lower outstanding principal amount of the Securities and lower letter of credit fees.

     For the first quarter of 2002, interest and other income, net, of $.2 million consisted of interest income of $.5 million and unrealized losses on the Partnership's restricted investments of $.3 million. For the first quarter of 2001, interest and other income, net, of $3.9 million consisted principally of a gain on the sale of certain interconnection facility assets to Niagara Mohawk under a settlement agreement of $2.1 million, interest income of $1.6 million and unrealized gains on the Partnership's restricted investments of $.2 million.

LIQUIDITY AND CAPITAL RESOURCES

     Financing for the Project consisted of a loan to the Partnership by Sithe Funding of the proceeds of its issuance of $717.2 million of the Securities and $60.0 million of capital contributions by the Partners. In addition, under a credit facility obtained by the Partners, one or more letters of credit may be issued in connection with their obligations pursuant to certain Project contracts, and, as of March 31, 2002, letters of credit aggregating $2.2 million were outstanding in connection with such obligations. Also, the Partnership has secured the Project's debt service reserve obligations with a letter of credit in the amount of $50.0 million. As of March 31, 2002, the Partnership had restricted funds and investments aggregating $97.4 million, including the Project's cumulative cash debt service reserve and major overhaul reserve of $33.0 million and $6.3 million, respectively. In addition, these restricted funds included $12.4 million that was utilized for April 2002 operating expenses, $41.4 million reserved for the June 2002 debt service payment and the balance available for transfer to and deposit in the Partnership distribution account. Funds in the Partnership distribution account are available as additional operating and debt service reserves until such time as certain coverage ratios are achieved. To secure the Partnership's obligation to pay any amounts drawn under the debt service letter of credit, the letter of credit provider has been assigned a security interest and lien on all of the collateral in which the holders of the Securities have been assigned a security interest and lien. The $419.3 million Tracking Account Loan bears interest at an annual rate of 7%, which is payable semi-annually, and which payments began on December 1, 2001 from cash distributable to the partners in accordance with the terms of the Securities. The Tracking Account Loan will be repaid in 40 semi-annual principal payments commencing on June 1, 2015.

     The Partnership is precluded from making distributions to Partners unless project reserve accounts are funded to specified levels and unless the required debt service coverage ratio is met and the Partnership's obligation to pay the subordinated payments to Con Edison under the Amended EPA, which amount to $5.0 million in 2002, are satisfied. During the first three months of 2002, no distributions were made by the Partnership to its Partners.

     The Partnership believes that funds available from cash on hand, restricted funds, operations and the debt service letter of credit will be more than sufficient to liquidate Partnership obligations as they come due and pay scheduled debt service.



CRITICAL ACCOUNTING POLICIES

     In December 2001, the Securities and Exchange Commission encouraged all registrants to disclose their most critical accounting policies. Critical accounting policies are defined as those that are reflective of significant judgement by management and potentially produce materially different results under different assumptions and conditions. The Partnership believes that its critical accounting policies are limited to accounting for the TCC and Financial Swap Agreement derivative instruments.

     The Partnership believes that together, the Tolling Agreement, the Financial Swap Agreement and the Gas Supply Agreement eliminate the financial risks associated with the purchase of natural gas to operate the Project on a full-time, base load basis as well as eliminating the variable market prices associated with the marketing of power into the NYISO. However, under SFAS No. 133, as amended and interpreted, the Partnership must account for the Financial Swap Agreement and the Gas Supply Agreement as derivatives which are not designated as hedges, using mark to market accounting, with changes in fair value of these derivatives recognized in the consolidated statement of operations.

     The Partnership uses financial models and pricing assumptions to estimate the fair values of the TCC and the Financial Swap Agreement derivatives, whose terms extend beyond the periods for which any quoted market prices are available. Although the Partnership believes that the financial models and pricing assumptions used are reasonable, changes in valuation techniques, pricing assumptions and the availability of actively quoted market prices will result in changes to the reported estimated fair values of these derivatives, which could be significant.

     Although changes in the estimated fair values of the Financial Swap Agreement and TCC will affect reported earnings, such changes will not affect the Partnership's cash flows from operating activities, which are largely dependent on payments from DPM under the Tolling Agreement and the Financial Swap Agreement and on payments from Con Edison under the Amended EPA.

     The following tables summarize changes in the estimated fair value of the Partnership's derivative contracts for the three months ended March 31, 2002 and maturities of derivative contracts as of March 31, 2002 (in millions):

      Fair value of contracts outstanding at December 31, 2001                               $47.7

      Contracts realized or otherwise settled during the period                                2.4

      Fair value of new contracts when entered into during the period                            -

      Changes in fair value attributable to changes in valuation techniques and other assumptions

      Other changes in fair value                                                            (13.1)
                                                                                             -----
      Fair value of contracts outstanding at March 31, 2002                                  $37.0
                                                                                             =====



                                            Fair Value of  Contracts at March 31, 2002
                         --------------------------------------------------------------------------------------------------
                                                           Maturities of:
                         -----------------------------------------------------------------------------
                                                More than           More than
                                               one year but         three years
      Source of             One Year            less than          but less than          More than           Total Fair
     Fair Value              Or Less           three years          five years           Five years             Value
     ----------              -------           -----------          ----------           ----------             -----

Prices provided
by other external
sources, models and
other valuation methods       $3.7                $8.5                $6.4                 $18.4               $37.0
                              ====                ====                ====                 =====               =====


FORWARD-LOOKING STATEMENTS

     Certain statements included in this Quarterly Report on Form 10-Q are forward-looking statements as defined in Section 21E of the Securities Exchange Act of 1934. The words "anticipate", "believe", "expect", "estimated" and similar expressions generally identify forward-looking statements. While the Partnership believes in the veracity of all statements made herein, forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by the Partnership, are inherently subject to significant business, economic and competitive uncertainties and contingencies, the continued performance of counterparties to derivative contracts and gas supply agreements, the demand for and price of electricity and changes in government regulations and the continuing deregulation of the electric energy industry. These uncertainties and contingencies could cause the Partnership's actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Partnership.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Partnership uses the sensitivity analysis methodology to disclose the quantitative information for interest rate and commodity price risks. The sensitivity analysis estimates the potential loss of fair value from market risk sensitive instruments due to a 10% unfavorable change in interest rates and commodity prices.

     INTEREST RATE RISK

     The Partnership has investments in financial instruments subject to interest rate risk consisting of $66.4 million of restricted cash and cash equivalents and $31.0 million of restricted investments. In the case of restricted cash and cash equivalents, due to the short duration of these financial instruments, a 10% immediate change in interest rates would not have a material effect on the Partnership's financial condition. In the case of restricted investments, the resulting potential decrease in fair value from a 10% immediate change in interest rates would be approximately $.5 million.

     The Partnership's outstanding long-term debt at March 31, 2002 bears interest at fixed rates and therefore the Partnership's results of operations would not be affected by changes in interest rates as they apply to borrowings.

     COMMODITY PRICE RISK

     The Partnership is subject to commodity price risk on the fair value of the TCC from changes in the differential between the LBMP at the Pleasant Valley Bus and the Independence Bus due to congestion. The Partnership estimates that a 10% decrease in this differential would decrease the estimate fair value of the TCC assets by approximately $7.6 million.

     The Partnership is also subject to commodity price risk on the fair value of the Financial Swap Agreement from changes in the spread between prices of natural gas and electricity. The Partnership estimates that a 10% increase in this price spread would decrease the estimated fair value of the Financial Swap Agreement assets by approximately $2.3 million.

     The Partnership uses financial models and pricing assumptions to estimate the fair values of the TCC and the Financial Swap Agreement derivatives, whose terms extend beyond the periods for which any quoted market prices are available. Although the Partnership believes that the financial models and pricing assumptions used are reasonable, changes in valuation techniques, pricing assumptions and the availability of actively quoted market prices will result in changes to the reported estimated fair values of these derivatives, which could be significant.

     Fluctuations in the underlying assumptions used to determine the estimated fair value of the TCC, including quoted market prices and forward curve data, could cause the estimated fair value of the TCC to fluctuate significantly from quarter to quarter. The fluctuations for the quarter ended December 31, 2001 to the quarter ended March 31, 2002 are summarized in the following table (in millions):

                                                                             QUARTERS ENDED
                                                                      -----------------------------
                                                                         March 31,    December 31,
                                                                           2002          2001
                                                                      -------------   -------------

     ASSETS:
          Current portion of TCC derivative asset                        $  12.3       $   9.5
          Long-term portion of TCC derivative asset                        138.9         139.8
                                                                          ------         -----
             Total Assets                                                  151.2         149.3
                                                                          ======         =====
     LIABILITIES:
          Current portion of TCC derivative obligation                      17.8          19.3
          Long-term portion of TCC derivative obligation                   145.5         148.8
                                                                          ------         -----
             Total Liabilities:                                            163.3         168.1
                                                                          ======         =====
     NET INCOME (LOSS):
          Revenue                                                        $   6.8       $  (8.2)
                                                                         =======       ========

         Fluctuations in the underlying assumptions used to determine the estimated fair value of the Financial Swap Agreement derivative instrument, including quoted market prices and forward curve data, could cause the estimated fair value of the Financial Swap Agreement to fluctuate significantly from quarter to quarter. The fluctuations for the quarter ended December 31, 2001 to the quarter ended March 31, 2002 are summarized in the following table (in millions):

                                                                             QUARTERS ENDED
                                                                      -----------------------------
                                                                         March 31,    December 31,
                                                                           2002          2001
                                                                      --------------  -------------
     ASSETS:
          Current portion of financial swap derivative asset             $   3.3        $  6.9
          Long-term financial swap derivative asset                         45.8          59.7
                                                                         -------        ------
             Total Assets                                                   49.1          66.6
                                                                         =======        ======
     NET INCOME (LOSS):
          Revenue                                                         $(17.5)        $79.9
                                                                          ======         =====


         Although changes in the estimated fair values of the TCC and Financial Swap Agreement have an impact on reported earnings, such changes will not affect the Partnership's cash flows from operating activities, which are largely dependent on payments from DPM under the Tolling Agreement and the Financial Swap Agreement and on payments from Con Edison under the Amended EPA.

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

                          Sithe/Independence Funding Corporation
                          ----------------------------------------
                          (Registrant)

May 15, 2002              /s/ Thomas M. Boehlert
                          -----------------------
                          THOMAS M. BOEHLERT
                          CHIEF FINANCIAL OFFICER AND
                            SENIOR VICE PRESIDENT
                          (PRINCIPAL FINANCIAL AND
                            ACCOUNTING OFFICER)



Pursuant to the requirements of the Securities Exchange Act of 1934, the co-registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            Sithe/Independence Power Partners, L.P.
                            ----------------------------------------
                            (REGISTRANT)

                            By:  Sithe/Independence, Inc.
                                 ---------------------------------
                                 GENERAL PARTNER

May 15, 2002                     /s/ Thomas M. Boehlert
                                 ---------------------------------------
                                 THOMAS M. BOEHLERT
                                 CHIEF FINANCIAL OFFICER AND
                                    SENIOR VICE PRESIDENT
                                 (PRINCIPAL FINANCIAL AND
                                    ACCOUNTING OFFICER)